Form 10-K
period 2013-12-31
Cheniere Energy Partners LP Holdings, LLC
filed 2014-02-21
CIK 1582966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-36234
CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
(Exact name of registrant as specified in its charter)

Delaware	36-4767730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Milam Street, Suite 800
Houston, Texas	77002
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (713) 375-5000
Securities registered pursuant to Section 12(b) of the Act:

Common Shares	NYSE MKT
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐   No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the last business day of the registrant's most recently completed second fiscal quarter, no public trading market existed for the registrant's common shares. As of January 31, 2014, the aggregate market value of the registrant's common shares held by non-affiliates of the registrant was approximately $673 million based on $18.70 per share, the last reported sales price of the shares on the NYSE MKT on such date.
As of January 31, 2014, there were 231,700,000 common shares outstanding.
Documents incorporated by reference: None

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
TABLE OF CONTENTS

i

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains certain statements that are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Because substantially all of our assets consist of our interest in the limited partner interests of Cheniere Energy Partners, L.P. ("Cheniere Partners"), these risks and uncertainties primarily relate to Cheniere Energy Partners' business which include, among other things, the following:

•	statements regarding our ability to pay dividends to our shareholders;

•	statements regarding Cheniere Partners' ability to pay distributions to its unitholders;

•
statements regarding Cheniere Partners' expected receipt of cash distributions from Sabine Pass LNG, L.P. ("Sabine Pass LNG"), Sabine Pass Liquefaction, LLC ("Sabine Pass Liquefaction") or Cheniere Creole Trail Pipeline, L.P. ("CTPL");

•	statements regarding our anticipated tax rates and operating expenses;

•
statements regarding future levels of domestic and international natural gas production, supply or consumption or future levels of liquefied natural gas ("LNG") imports into or exports from North America and other countries worldwide, regardless of the source of such information, or the transportation or demand for and prices related to natural gas, LNG or other hydrocarbon products;

•	statements regarding any financing transactions or arrangements, or ability to enter into such transactions;

•
statements relating to the construction of Cheniere Partners' natural gas liquefaction trains ("Trains"), including statements concerning the engagement of any engineering, procurement and construction ("EPC") contractor or other contractor and the anticipated terms and provisions of any agreement with any EPC or other contractor, and anticipated costs related thereto;

•
statements regarding any agreement to be entered into or performed substantially in the future, including any revenues anticipated to be received and the anticipated timing thereof, and statements regarding the amounts of total LNG regasification, liquefaction or storage capacities that are, or may become, subject to contracts;

•	statements regarding counterparties to Cheniere Partners' commercial contracts, construction contracts and other contracts;

•	statements regarding Cheniere Partners' planned construction of additional Trains, including the financing of such Trains;

•	statements that Cheniere Partners' Trains, when completed, will have certain characteristics, including amounts of liquefaction capacities;

•
statements regarding our or Cheniere Partners' business strategy, strengths, business and operation plans or any other plans, forecasts, projections, or objectives, including anticipated revenues and capital expenditures, any or all of which are subject to change;

•
statements regarding legislative, governmental, regulatory, administrative or other public body actions, approvals, requirements, permits, applications, filings, investigations, proceedings or decisions;

•	statements regarding Cheniere Partners' anticipated LNG and natural gas marketing activities; and

•	any other statements that relate to non-historical or future information.
All of these types of statements, other than statements of historical fact, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "should," "expect," "plan," "project," "intend," "anticipate," "believe," "estimate," "predict," "potential," "pursue," "target," "continue," the negative of such terms or other comparable terminology. The forward-looking statements contained in this annual report are largely based on our and Cheniere Partners' expectations, which reflect estimates and assumptions made by management of the respective entities. These estimates and assumptions reflect our and Cheniere Partners' best judgment based on currently known market conditions and other factors. Although we and Cheniere Partners believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this annual report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements due to factors described in this annual report and in the reports and other information that we file with the Securities and Exchange Commission ("SEC"). These forward-looking statements speak only as of the date

ii

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS

made, and other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

iii

PART I

ITEM 1.    BUSINESS

General

In this report, unless the context requires otherwise, references to "we," "us," "our," the "Company," or "Cheniere Holdings" are intended to refer to Cheniere Energy Partners LP Holdings, LLC.

We are a publicly traded Delaware limited liability company formed by Cheniere Energy, Inc. ("Cheniere") (NYSE MKT: LNG) to hold its limited partner interests in Cheniere Partners, a publicly traded limited partnership (NYSE MKT: CQP). Our only business consists of owning Cheniere Partners' limited partner units, along with cash or other property that we receive as distributions in respect of such units, and, accordingly, our results of operations and financial condition are dependent on the performance of Cheniere Partners. Therefore, Cheniere Partners' Annual Report on Form 10-K for the year ended December 31, 2013, has been included in this filing as Exhibit 99.1 and incorporated herein by reference (the "Cheniere Partners Annual Report").

Cheniere Partners owns and operates the LNG regasification facilities at the Sabine Pass LNG terminal located on the Sabine Pass deep water shipping channel less than four miles from the Gulf Coast through its wholly owned subsidiary, Sabine Pass LNG. Cheniere Partners is developing and constructing natural gas liquefaction facilities (the "Liquefaction Project") at the Sabine Pass LNG terminal adjacent to the existing regasification facilities through its wholly owned subsidiary, Sabine Pass Liquefaction. Cheniere Partners also owns the 94-mile Creole Trail Pipeline through its wholly owned subsidiary, CTPL, which interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines.

When Cheniere Partners makes cash distributions to us with respect to our Cheniere Partners units, we will pay dividends to our shareholders consisting of the cash that we receive from Cheniere Partners, less income taxes and reserves established by our board of directors. Cheniere Partners has paid the initial quarterly distribution amount of $0.425 per common unit, or $1.70 per common unit on an annualized basis, for each fiscal quarter since its initial public offering in March 2007. Cheniere Partners has not made any cash distributions in respect of the subordinated units with respect to the quarters ended on or after June 30, 2010.

We have elected to be treated as a corporation for U.S. federal income tax purposes. As a result, an owner of our shares will not report any of our items of income, gain, loss and deduction on its U.S. federal income tax return, nor will an owner of our shares receive a Schedule K-1. Our shareholders also will not be subject to state income tax filings in the various states in which Cheniere Partners conducts operations as a result of owning our shares. Like dividends paid by a corporation, dividends received by our shareholders will be reported on a Form 1099-DIV and subject to U.S. federal income tax, as well as any applicable state or local income tax.

As of December 31, 2013, we owned a 55.9% limited partner interest in Cheniere Partners and Cheniere owned, indirectly through Cheniere GP Holding Company, LLC ("GP Holdco"), the general partner of Cheniere Partners and the incentive distribution rights in Cheniere Partners. In addition, we owned a non-economic voting interest in GP Holdco that allows us to control GP Holdco and the appointment of four of the eleven members to the board of directors of the general partner of Cheniere Partners to oversee the operations of Cheniere Partners. If Cheniere relinquishes its director voting share in us, which it may do in its sole discretion, or ceases to own greater than 25% of our outstanding shares (a "Cheniere Separation Event"), our non-economic voting interest in GP Holdco would be extinguished and we would cease to control GP Holdco.

The following diagram depicts our abbreviated capital structure, including our ownership of Sabine Pass LNG, Sabine Pass Liquefaction and CTPL, as of January 31, 2014:

Cheniere Energy, Inc.
NYSE MKT: LNG
100% Economic Interest
84.5% Ownership Interest
Public Cheniere Holdings Shareholders
Cheniere GP Holding Company, LLC
15.5 % Interest
Non-Economic Voting Interest
Cheniere Energy Partners LP Holdings, LLC
NYSE MKT: CQH
100% Ownership Interest
Cheniere Energy Partners GP, LLC
55.9% Interest
Cheniere Energy Partners, L.P.
NYSE MKT: CQP
2.0% General Partner Interest & IDRs
Blackstone (BX) 29.0%
Public 13.1%
100% Interest
Sabine Pass LNG, L.P.
Sabine Pass Liquefaction, LLC
Cheniere Creole Trail Pipeline, L.P.
$1.7 b 7.50% Senior Secured Notes due 2016
$0.4 b 6.50% Senior Secured Notes due 2020
$5.0 b Credit Facilities
$2.0 b 5.625% Senior Secured Notes due 2021
$1.0 b 6.250% Senior Secured Notes due 2022
$1.0 b 5.625% Senior Secured Notes due 2023
$0.4 b Credit Facility

Our Business Purpose

Our primary business purpose is to:

•	own and hold Cheniere Partners units;

•
pay dividends on our shares from the distributions that we receive from Cheniere Partners, less income taxes and any reserves established by our board of directors to pay our company expenses and amounts due under our services agreement with a wholly owned subsidiary of Cheniere (the "Services Agreement") to service and reduce indebtedness that we may incur and for company purposes, in each case as permitted by our limited liability company agreement (the "LLC Agreement");

•
simplify tax reporting requirements for investors by issuing a Form 1099-DIV with respect to the dividends received on our shares rather than a Schedule K-1 that would be received as a unitholder of Cheniere Partners; and

•	designate members of the board of directors of Cheniere Partners' general partner to oversee the operations of Cheniere Partners.

Our Business

Our business consists of owning the following Cheniere Partners units, along with cash or other property that we receive as distributions in respect of such units:

Common Units

We own 11,963,488 common units, which are entitled to quarterly cash distributions from Cheniere Partners. To the extent that Cheniere Partners is unable to pay the initial quarterly distribution in the future, arrearages in the amount of the initial quarterly distribution (or the difference between the initial quarterly distribution and the amount of the distribution actually paid to common unitholders) may accrue with respect to the common units.

Subordinated Units

We own 135,383,831 subordinated units. The subordinated units are not entitled to receive distributions until all common units have received at least the initial quarterly distribution, including any arrearages that may accrue. Cheniere Partners has not made any cash distributions in respect of the subordinated units with respect to the quarters ended on or after June 30, 2010. The subordination period will extend until the first business day following the distribution of available cash to partners in respect of any quarter that each of the following occurs:

•
distributions of available cash from operating surplus on each of the outstanding common units (assuming conversion of the Class B units), subordinated units and any other outstanding units that are senior or equal in right of distribution to the subordinated units equaled or exceeded the sum of the initial quarterly distributions on all of the outstanding common units (assuming conversion of the Class B units), subordinated units, general partner units and any other outstanding units that are senior or equal in right of distribution to the subordinated units for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date;

•
the "adjusted operating surplus" (as defined in Cheniere Partners' partnership agreement) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the initial quarterly distributions on all of the outstanding common units (assuming conversion of the Class B units), subordinated units, general partner units and any other outstanding units that are senior or equal in right of distribution to the subordinated units during those periods on a fully diluted basis; and

•	there are no arrearages in payment of the initial quarterly distribution on the common units.
Expiration of the Subordination Period
When the subordination period expires, each outstanding subordinated unit will convert into one common unit and will then participate pro rata with the other common units in distributions of available cash. In addition, if the Cheniere Partners' unitholders remove its general partner other than for cause and units held by the general partner and its affiliates are not voted in favor of such removal:

•	the subordination period will end and each subordinated unit will immediately convert into one common unit;

•	any existing arrearages in payment of the initial quarterly distribution on the common units will be extinguished; and

•	the general partner will have the right to convert its general partner units and its incentive distribution rights into common units or to receive cash in exchange for those interests.
Early Conversion of Subordinated Units

The subordination period will automatically terminate and all of the subordinated units will convert into common units on a one-for-one basis on the first business day following the distribution of available cash to partners in respect of any quarter that each of the following occurs:

•
in connection with distributions of available cash from operating surplus, the amount of such distributions constituting "contracted adjusted operating surplus" (as defined in Cheniere Partners' partnership agreement) on each outstanding common unit (assuming conversion of the Class B units), subordinated unit and any other outstanding unit that is senior or equal in right of distribution to the subordinated units equaled or exceeded $0.638 (150% of the initial quarterly distribution) for each quarter in the four-quarter period immediately preceding that date;

•
the contracted adjusted operating surplus generated during each quarter in the four-quarter period immediately preceding that date equaled or exceeded the sum of a distribution of $0.638 (150% of the initial quarterly distribution) on all of the outstanding common units (assuming conversion of the Class B units), subordinated units, general partner units, any other units that are senior or equal in right of distribution to the subordinated units, and any other equity securities that are junior to the subordinated units that the board of directors of Cheniere Partners' general partner deems to be appropriate for the calculation, after consultation with management of Cheniere Partners' general partner, on a fully diluted basis; and

•	there are no arrearages in payment of the initial quarterly distribution on the common units.
Class B Units

We own 45,333,334 Class B units. The Class B units are not entitled to receive cash distributions except in the event of a liquidation of Cheniere Partners, a merger, consolidation or other combination of Cheniere Partners with another person or the sale of all or substantially all of the assets of Cheniere Partners. The Class B units are subject to conversion, mandatorily or at the option of the holders of the Class B units under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. The conversion value of the Class B units increases at a compounded rate of 3.5% per quarter subject to additional upward adjustment for certain equity and debt financings. The accreted conversion ratio of the Class B units owned by Cheniere Holdings and Blackstone CQP Holdco LP ("Blackstone") was 1.23 and 1.21, respectively as of December 31, 2013. We expect the Class B units to mandatorily convert into common units within 90 days of the substantial completion date of Train 3, which we currently expect to be prior to March 31, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time. The following table illustrates the number of common units into which the Class B units held by us and Blackstone would convert at the dates specified below (amounts in thousands) and our and Blackstone's percentage ownership of Cheniere Partners' then outstanding limited partner interests, assuming that none of the outstanding Class B units are optionally converted prior to the dates set forth in the table and that no additional limited partner interests are issued by Cheniere Partners prior to such dates:

	December 31, 2014(1)	December 31, 2015(1)	December 31, 2016	December 31, 2017	December 31, 2018	July 9, 2019
Cheniere Holdings:
Number of Common Units	64,050	73,491	84,357	96,792	110,060	119,362
Percentage Ownership	52.4%	50.9%	49.4%	47.9%	46.5%	45.8%
Blackstone:
Number of Common Units	138,934	159,371	182,881	209,782	240,640	258,550
Percentage Ownership	34.4%	36.7%	39.0%	41.2%	43.3%	44.4%

(1)
Information as of December 31, 2014 and 2015 is presented for informational purposes only. We do not believe that the Class B units will convert, either mandatorily or optionally, into common units prior to such dates.

Employees and Labor Relations

We have no employees and rely on Cheniere, via the Services Agreement, to manage all aspects of the conduct of our business. As of January 31, 2014, Cheniere and its subsidiaries had 423 full-time employees. Cheniere considers its current employee relations to be favorable.

Available Information

Our common shares have been publicly traded since December 20, 2013, and are traded on the NYSE MKT under the symbol "CQH". Our principal executive offices are located at 700 Milam Street, Suite 800, Houston, Texas 77002, and our telephone number is (713) 375-5000. Our internet address is www.chenierepartnersholdings.com. We provide public access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC. Cheniere Partners also provides public access to its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after the materials are electronically filed with, or furnished to, the SEC under the Exchange Act. Our reports may be accessed free of charge through our internet website. We make our website content available for informational purposes only. The website should not be relied upon for investment purposes and is not incorporated by reference into this Form 10-K.

We will also make available to any shareholder, without charge, copies of our Annual Report on Form 10-K as filed with the SEC. For copies of this, or any other filing, please contact: Cheniere Energy Partners LP Holdings, LLC, Investor Relations Department, 700 Milam Street, Suite 800, Houston, Texas 77002 or call (713) 375-5000. In addition, the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (www.sec.gov) that contains reports and other information regarding issuers, like us, that file electronically with the SEC.

ITEM 1A.                      RISK FACTORS

The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates or expectations contained in our forward-looking statements. In addition, the risk factors described in the Cheniere Partners Annual Report could affect the financial performance of Cheniere Partners, and consequently us, or could cause Cheniere Partners' actual results to differ materially from estimates or expectations contained in Cheniere Partners' forward-looking statements. We and Cheniere Partners may encounter risks in addition to those described. Additional risks and uncertainties not currently known to us or Cheniere Partners, or that we or Cheniere Partners currently deem to be immaterial, may also impair or adversely affect the business, contracts, financial condition, operating results, cash flows, liquidity and prospects of Cheniere Partners or us. Please also read the "Risk Factors" within the Cheniere Partners Annual Report.
The risk factors in this report are grouped into the following categories:

•	Risks Relating to the Ownership of Our Shares; and

•	Risks Relating to Tax Matters.

Risks Relating to the Ownership of Our Shares

 Our only cash-generating assets are our limited partner interests in Cheniere Partners, and our cash flow is therefore completely dependent upon the ability of Cheniere Partners to make cash distributions to its unitholders. Cheniere Partners may not be successful in its efforts to maintain or increase its cash available for distribution on its units.

Our only cash-generating assets are our limited partner interests in Cheniere Partners. Our cash flow will therefore be completely dependent upon the ability of Cheniere Partners to make distributions to its unitholders. Cheniere Partners may not be successful in its efforts to maintain or increase its cash available for distribution on its units. The amount of cash that Cheniere Partners can distribute each quarter to its unitholders principally depends upon the items discussed in Cheniere Partners' Annual Report under Item 1.A "Risk Factors—Risks Relating to Our Cash Distributions." Because of these factors, Cheniere Partners may not have sufficient available cash each quarter to continue to pay quarterly distributions in respect of the common units at its most recently paid amount of $0.425 per unit or any other amount, and Cheniere Partners may not have sufficient available cash each quarter to make any distributions in respect of the subordinated units. In addition, if Cheniere Partners does not continue to pay quarterly distributions, we will not be able to continue to pay dividends to our shareholders. Consistent with the terms of Cheniere Partners' partnership agreement, Cheniere Partners distributes to its partners all of its available cash each quarter. To the extent Cheniere Partners does not have sufficient cash reserves or is unable to finance growth externally, its cash distribution policy will significantly impair its ability to grow. Furthermore, to the extent Cheniere Partners issues additional units in connection with any acquisitions or expansion capital projects, the payment of distributions on those additional units may increase the risk that Cheniere Partners will be unable to maintain or increase its per unit distribution level, which in turn may lower the amount of cash that we have available to pay dividends on our outstanding shares.

If we issue additional shares or incur debt, the amount of cash that we have available to pay dividends on our outstanding shares could be reduced.

The amount of cash that we have available to pay dividends on our shares will be reduced by, among other things, income taxes and reserves established by our board of directors.

Our LLC Agreement requires us to pay dividends on our shares equal to the amount of cash distributions received from Cheniere Partners in respect of our Cheniere Partners units, less income taxes and any reserves established by our board of directors. Given that our only cash-generating assets are limited partner interests in Cheniere Partners, and we currently have no independent operations separate from those of Cheniere Partners, we may not have enough cash to meet our needs if our general and administrative expenses increase or if Cheniere Partners' cash needs increase, resulting in a reduction in Cheniere Partners' distributions.

Furthermore, under the Services Agreement, we pay administrative fees to an affiliate of Cheniere and reimburse it for expenses incurred on our behalf. We may also incur administrative and other expenses directly to operate our company. The payment of fees and the reimbursement of expenses to Cheniere, as well as the incurrence of expenses, reduces our ability to pay cash dividends to our shareholders. We expect the total costs payable under the Services Agreement, together with any third-party costs we pay directly, to be approximately $2.5 million per year. Upon a Cheniere Separation Event, our directors and officers who are also directors or officers of Cheniere would resign. However, the Services Agreement would not automatically terminate. At such time, we expect that we will have increased costs related to hiring new officers and financial or business consultants.

If we cease to control GP Holdco, we may be deemed an "investment company," which could impose restrictions on us.

We rely on an exemption from being regulated as an investment company under the Investment Company Act of 1940, as amended ("Investment Company Act") available to companies engaged in a non-investment company business through a controlled subsidiary. However, if we cease to control GP Holdco for any reason, we may be deemed to be an "investment company" within the meaning of the Investment Company Act. If Cheniere's ownership is reduced to less than 25% of our outstanding shares or if Cheniere otherwise relinquishes the director voting share, which it may do in its sole discretion, our non-economic voting interest in GP Holdco will be extinguished. Our non-economic voting interest in GP Holdco allows us to control GP Holdco and indirectly to appoint four of the eleven directors to the board of directors of Cheniere Partners' general partner. If, for any reason, our non-economic voting interest in GP Holdco is extinguished, we may be subject to regulation as an investment company under the Investment Company Act. As an investment company, we would be subject to restrictions under the Investment Company Act that could be material to our operations and financial flexibility or require changes to our operations, including the following:

•
Cheniere Partners could be deemed an affiliated person with respect to us, and holders of more than 5% of our shares would also be affiliated persons of Cheniere Partners, and sales of securities or other property between us and any affiliated person could be prohibited;

•
we may be required to modify our financial statements to reflect a change from the equity method of accounting to the fair value method of accounting, which might result in a change to the way we value our assets;

•
we would be restricted from having more than one class of senior debt securities and one class of senior equity securities, such as indebtedness or preferred stock, and we could only issue such senior securities if certain coverage tests are met relative to payments to be made to holders of senior securities, including asset coverage of 300% for debt securities and asset coverage of 200% for preferred stock;

•
we would be subject to compliance review and record-keeping requirements that would add to our operating expenses and increase the amount of cash we would have to reserve from the distributions we receive from Cheniere Partners to enable us to pay such expenses;

•
there may be restrictions on the extent to which certain types of investors could invest in our shares, such as registered investment companies, Section 3(c)(1) funds and Section 3(c)(7) funds (traditionally hedge funds and private equity funds);

•	we would be restricted from selling our shares in subsequent offerings for less than the net asset value of our underlying assets; and

•	we would be subject to stricter corporate governance requirements, including the requirement that at least 40% of our directors qualify as "independent."
In addition to the factors listed above, we believe that we would not be a company with the characteristics that are typically associated with investment companies that the SEC is accustomed to regulating under the Investment Company Act. Therefore, the SEC might seek to impose additional operational restrictions on us that could have a material adverse effect on our results of operations.

Upon a Cheniere Separation Event, we may lose the ability to disclose developments about Cheniere Partners' business and results of operations to our shareholders in a timely manner.

Upon a Cheniere Separation Event, our non-economic voting interest in GP Holdco will be extinguished. Upon a Cheniere Separation Event, we would no longer have access to information about developments regarding Cheniere Partners' business and results of operations (other than information that Cheniere Partners reports to the public). We would consequently be unable to provide information concerning Cheniere Partners' business to our shareholders simultaneously with announcements by Cheniere Partners in our annual, quarterly and current reports or in any future offering documents relating to our securities. Any delay in our ability to announce information regarding Cheniere Partners' business and results of operations could have an adverse effect on the market price of our shares.

Cheniere owns a majority of our outstanding shares and the director voting share and therefore is able to amend our LLC Agreement and elect and remove members of our board of directors without the vote of the holders of any shares sold in this offering.

Cheniere owns 84.5% of our outstanding shares, as well as our director voting share. By holding the director voting share and more than 50% of our outstanding shares, Cheniere has the ability to control us, including amending our LLC Agreement, without the vote of a holder of any other shares. Furthermore, under Delaware law, Cheniere is able to take certain actions by written consent of the majority of the outstanding shares without calling a meeting of our shareholders. In addition, as the owner of our director voting share, Cheniere has the sole ability to elect our directors until a Cheniere Separation Event. While Cheniere continues to beneficially own a majority of our outstanding shares and our director voting share, shareholders that are not affiliated with Cheniere have limited voting rights on matters affecting our business, which could affect the price at which our shares trade.

If Cheniere transfers its interest in GP Holdco to a nonaffiliate, it will lose its ability to appoint the members of our board of directors.

Cheniere owns the director voting share, the sole share entitled to vote in the election of our directors. In the event Cheniere transfers its interest in GP Holdco to a non-affiliate, it will also be required to transfer the director voting share. Any such change in the ownership of the director voting share could have an adverse impact on the market price of our shares and our financial results.

Our LLC Agreement prohibits us from selling Cheniere Partners units that we own, and we are restricted from selling the Cheniere Partners units that we own by applicable securities laws.

Our LLC Agreement prohibits us from selling, pledging or otherwise transferring any of the common units, subordinated units or Class B units that we own, or the common units into which the subordinated units and Class B units convert. Unlike a business that can sell its assets in order to generate cash or increase liquidity, we would be unable to do so without an amendment of our LLC Agreement. Although Cheniere, through its ownership of 84.5% of our shares, is able to amend our LLC Agreement, the Cheniere Partners units we hold constitute restricted securities under the Securities Act. Absent an amendment to our LLC Agreement and an effective registration statement covering the sale of our Cheniere Partners units, we are unable to generate cash through sales of the Cheniere Partners units we hold, which could affect our liquidity. In addition, until a Cheniere Separation Event, we need Cheniere's consent to sell any of the Cheniere Partners units that we hold.

Our LLC Agreement does not prohibit us from purchasing additional Cheniere Partners, although we have no current intention to do so. However, if we did acquire additional Cheniere Partners units, we would be unable to sell any such additional Cheniere Partners units without an effective registration statement covering the sale of those Cheniere Partners units or an exemption from the registration requirements. If we choose to sell Cheniere Partners units pursuant to the exemption from registration provided by Rule 144 under the Securities Act, our sales of such Cheniere Partners units would be subject to volume limitations, regardless of whether we continue to be an "affiliate" of Cheniere Partners (as such term is defined under the Securities Act). However, if we are unable to sell Cheniere Partners units that we acquire on the open market, our liquidity and cash flows could be adversely affected.

We are restricted from acquiring additional Cheniere Partners units with the proceeds of indebtedness, if that indebtedness is secured by Cheniere Partners units that we own, to the extent those secured Cheniere Partners units would constitute margin securities.

If we acquire additional Cheniere Partners units with the proceeds of indebtedness, and we secure that indebtedness with the Cheniere Partners units that we own, we will be restricted from securing the Cheniere Partners units to the extent they would be considered "margin securities" under Regulation T of the Board of Governors of the Federal Reserve System, which generally restricts us from taking on secured debt with an aggregate principal amount of greater than 40% of the value of the Cheniere Partners units securing the debt.

The market price of our shares may fluctuate significantly, and the value of our shares may be difficult for investors to accurately assess.

Cheniere does not currently intend to allow us to sell additional shares in any transaction that would result in Cheniere owning less than 80% of our outstanding shares, nor does Cheniere currently intend to sell or otherwise dispose of the shares in us that it owns.

The market price of our shares may be influenced by many factors, some of which are beyond our control, including:

•	the trading price of Cheniere Partners units;

•	the level of Cheniere Partners' quarterly distributions (including whether Cheniere Partners is paying distributions on the subordinated units) and our quarterly dividends;

•	Cheniere Partners' quarterly or annual earnings or those of other companies in its industry;

•	the loss of a large customer by Cheniere Partners;

•	announcements by Cheniere Partners or its competitors of significant contracts or acquisitions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic conditions;

•	the impact of Investment Company Act regulations on our business;

•	future sales of our shares; and

•	other factors described in these "Risk Factors" and the "Risk Factors" in the Cheniere Partners Annual Report.
In addition, a number of factors may make it difficult for investors to accurately assess the value of our shares and may adversely impact the market price of our shares. These factors include, but are not limited to, the following:

•	we are a limited liability company structured as a non-operating holding company that owns, and our only business consists of owning, Cheniere Partners units;

•
our financial condition and results of operations are dependent entirely upon the performance of Cheniere Partners, and we do not expect to have any revenues or cash flow other than from distributions that we receive in respect of our Cheniere Partners units;

•	due to the illiquid nature of the subordinated and Class B units that we own, it is difficult to value our assets;

•
we account for our ownership of the Cheniere Partners units in our financial statements using the equity method of accounting, which shows historical cost, but items of income and expense related to the Cheniere Partners units are not necessarily reported and our financial statements may not accurately reflect the value of Cheniere Partners' assets and operations as they relate to the value of our ownership in Cheniere Partners; and

•	we have elected to be treated as a corporation for federal income tax purposes
If investors are unable to adequately value our shares due to these and other factors, the market price of our shares may not accurately reflect the underlying value of our shares, which could result in a loss of some or all of your investment in us.

Our share price may be substantially different than the market price of the Cheniere Partners units that we own.

We do not expect the price of our shares to be linked to the market price of the Cheniere Partners units for the following reasons:

•	our shares are not issued on a one to one ratio with the number of Cheniere Partners units that we hold;

•
the aggregate amount of dividends on our shares may be lower than the aggregate amount of distributions we receive because the cash we have to pay dividends may be reduced by income taxes and reserves established by our board of directors;

•
our assets include the subordinated units, which do not currently receive cash distributions, and the Class B units, neither of which is admitted for trading on a national securities exchange nor has a liquid trading market; and

•	the other risks described in these Risk Factors.
Upon Cheniere Partners being involved in a cash merger, going private, or selling all or substantially all of its assets (a "Termination Transaction"), the aggregate net proceeds that our shareholders receive from us may, as a result of our corporate income tax liabilities from the transaction and other factors, be substantially lower than the aggregate net proceeds received by us from Cheniere Partners. As a result of these considerations, our shares may trade at a substantial discount to the market price of the Cheniere Partners units, and the trading price of our shares may not be linked to the trading price of the Cheniere Partners units.

We may issue additional shares without shareholder approval, which would dilute your indirect ownership interest in Cheniere Partners.

Our LLC Agreement does not limit the number of additional shares that we may issue at any time without the approval of our shareholders. The issuance by us of additional shares or other equity securities of equal or senior rank will have the following effects:

•	our existing shareholders' proportionate ownership interest will decrease;

•	the amount of cash available for dividends on each share may decrease;

•	the relative voting strength of each previously outstanding share may be diminished; and

•	the market price of our shares may decline.
Cheniere Partners may issue additional units without our or your approval, which would dilute our direct and your indirect ownership interest in Cheniere Partners. The issuance by Cheniere Partners of additional units or other equity securities of equal or senior rank to the units that we hold will have the following effects:

•	our proportionate ownership interest in Cheniere Partners will decrease;

•	the amount of cash available for distribution on each Cheniere Partner unit may decrease, resulting in a decrease in the amount of cash available to pay dividends to you;

•	the relative voting strength of each previously outstanding unit, including the Cheneire Partners units that we hold, will be diminished; and

•	the market price of the Cheniere Partners units may decline, resulting in a decline in the market price of our shares.
We are a "controlled company" within the meaning of the NYSE MKT rules and rely on exemptions from various corporate governance requirements.

Our shares are traded on the NYSE MKT. A company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a "controlled company" within the meaning of the NYSE MKT rules. A "controlled company" may elect not to comply with various corporate governance requirements of the NYSE MKT, including the requirement that a majority of its board of directors consist of independent directors, the requirement that its nominating and governance committee consist of all independent directors and the requirement that its compensation committee consist of all independent directors.

We are a "controlled company" because Cheniere owns a majority of our outstanding shares and the director voting share. Because we rely on certain of the "controlled company" exemptions and do not have a compensation committee or a nominating and corporate governance committee, owners of our common shares may not have the same corporate governance advantages afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE MKT.

In addition, the rules of the NYSE MKT require us to obtain the affirmative vote from holders of at least a majority of our outstanding shares in order to issue, in a private offering, greater than 20% of our outstanding shares for less than the greater of book and market value of our shares. However, until such time as Cheniere ceases to own a majority of our outstanding shares, we would be able to make such an offering with the written consent of Cheniere and without the vote of any other of our shareholders.

Our financial statements do not currently, and may not in the future, reflect the value of our assets in a manner familiar to investors.

Cheniere Partners has not been profitable, and because we use the equity method of accounting, as of December 31, 2013, we reflect our investment in Cheniere Partners as having no value. Because Cheniere Partners does not expect to be profitable in the near future, our Balance Sheet is likely to continue to reflect our assets as having no value for some period after Cheniere Partners does become profitable. It may therefore be difficult for investors to easily assess our business and results of operations, which could adversely affect the trading price of our shares.

As an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012 ( the"JOBS Act"), we are permitted to, and intend to, rely on exemptions from certain disclosure requirements, which could make our shares less attractive to investors.

As an "emerging growth company" under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. In addition, for so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002;

•
comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (auditor discussion and analysis); and

•	submit certain executive compensation matters to shareholder advisory votes, such as "say on pay" and "say on frequency."
Furthermore, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Although we intend to rely on the exemptions provided in the JOBS Act, the exact implications of the JOBS Act for us are still subject to interpretations and guidance by the SEC and other regulatory agencies. In addition, as our business grows, we may no longer satisfy the conditions of an emerging growth company. We will remain an "emerging growth company" until the earliest of (i) the last day of the fiscal year during which our total annual gross revenues exceed $1 billion or more; (ii) December 31, 2018; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and (iv) the date on which we are deemed to be a "large accelerated filer" under the Exchange Act. We will be deemed a large accelerated filer on the first day of the fiscal year after the market value of our common equity held by non-affiliates exceeds $700 million, measured as of the previous June 30. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot assure you that we will be able to utilize part or all of the benefits from the JOBS Act. We cannot predict whether investors will find our shares less attractive to the extent that we rely on the exemptions available to emerging growth companies. If some investors find our shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

Risks Relating to Tax Matters

As a member of the Cheniere consolidated group, we will not have complete control over our tax decisions and there could be conflicts of interest.

For so long as Cheniere continues to own at least 80% of the total voting power and value of our shares, we and our U.S. subsidiaries will be included in Cheniere's consolidated group for U.S. federal income tax purposes. In addition, we or one or more of our U.S. subsidiaries may be included in the combined, consolidated or unitary tax returns of Cheniere or one or more of its subsidiaries for U.S. state or local income tax purposes. Under a tax sharing agreement we entered into with Cheniere, for each period in which we or any of our subsidiaries are consolidated or combined with Cheniere for purposes of any tax return, Cheniere will prepare a pro forma tax return for us as if we filed our own consolidated, combined or unitary return, except that such pro forma tax return will generally include current income, deductions, credits and losses from us and a deemed net operating loss carryforward amount. We will be required to reimburse Cheniere for any taxes shown on the pro forma tax returns. In addition, by virtue of Cheniere's controlling ownership and the tax sharing agreement, Cheniere effectively controls all of our U.S. tax decisions in connection with any consolidated, combined or unitary income tax returns in which we (or any of our subsidiaries) are included. The tax sharing agreement provides that Cheniere will have the responsibility and discretion to prepare and file all consolidated, combined or unitary income tax returns on our behalf (including the making of any tax elections), to respond to and conduct all tax proceedings (including tax audits) relating to such tax returns, and to determine the reimbursement amounts in connection with any pro forma tax returns. This arrangement may result in conflicts of interest between Cheniere and us. For example, under the tax sharing agreement, Cheniere will be able to choose to contest, compromise or settle any adjustment or deficiency proposed by the relevant taxing authority in a manner that may be beneficial to Cheniere and detrimental to us.

As a member of the Cheniere consolidated group, we will be liable for the tax obligation of the Cheniere consolidated group to the extent any member fails to make any U.S. federal income tax payment.

Notwithstanding the tax sharing agreement, U.S. federal law provides that each member of a consolidated group is liable for the group's entire tax obligation. Thus, to the extent Cheniere or other members of Cheniere's consolidated group fail to make any U.S. federal income tax payments required by law, we could be liable for the shortfall. Similar principles may apply for foreign, state or local income tax purposes where we file combined, consolidated or unitary returns with Cheniere or its subsidiaries for federal, foreign, state or local income tax purposes.

If there is a determination that any of the restructuring transactions entered into prior to and in connection with our initial public offering are taxable for U.S. federal income tax purposes and we cease to be a member of the Cheniere consolidated group for U.S. federal income tax purposes, then Cheniere could incur significant income tax liabilities. We could be liable for the tax obligation of the Cheniere consolidated group to the extent any group member fails to make any U.S. federal income tax payment.

Prior to and in connection with our initial public offering, we and other members of the Cheniere consolidated group for U.S. federal income tax purposes participated in a series of restructuring transactions intended to qualify as tax-free for U.S. federal income tax purposes. No ruling from the U.S. Internal Revenue Service (the "IRS") was requested in connection with such restructuring transactions.

Under the Internal Revenue Code, we will cease to be a member of the Cheniere consolidated group for U.S. federal income tax purposes (a deconsolidation) if at any time Cheniere owns less than 80% of the vote or 80% of the value of our outstanding shares, whether by issuance of additional shares by us or by Cheniere's sale or other disposition of our shares.

If any of the restructuring transactions is determined to be taxable for U.S. federal income tax purposes for any reason, following a deconsolidation, Cheniere could incur significant income tax liabilities. In addition, as a member of the Cheniere consolidated group at the time of the restructuring transactions, we could be liable for Cheniere's U.S. federal income tax liabilities related to the restructuring transactions to the extent Cheniere and other members of the Cheniere consolidated group fail to make any U.S. federal income tax payment.

The ability to use net operating loss carryforwards and certain other U.S. federal income tax attributes may be limited.

For so long as we are included in Cheniere's consolidated group for U.S. federal income tax purposes, our taxable income or loss will be included in Cheniere's consolidated federal income tax return. Cheniere has experienced ownership changes for purposes of Section 382 of the Internal Revenue Code that will subject a significant amount of its consolidated net operating loss carryforwards to annual utilization limitations for U.S. federal income tax purposes. Although we do not expect it to, the utilization limitations may affect the timing of when these federal net operating loss carryforwards may be utilized. Subsequent trading activity in Cheniere shares or further changes in the ownership of Cheniere stock may cause additional ownership changes, which may ultimately affect the ability to fully utilize these federal net operating loss carryforwards.

Upon a Termination Transaction, we may incur substantial corporate income tax liabilities in the transaction or upon the distribution to you of the proceeds from the transaction, in which case the aggregate amount we have to distribute may be substantially lower than the aggregate net proceeds we receive in respect of the Cheniere Partners units we own.

Upon a liquidation of Cheniere Partners, unitholders will receive distributions in accordance with the positive balance in their respective capital accounts in their units. We are classified as a corporation for U.S. federal income tax purposes and, in most states in which Cheniere Partners does business, for state income tax purposes. Upon a Termination Transaction, we will be required to liquidate and distribute the net after-tax proceeds of the transaction to you. We may incur substantial corporate income tax liabilities upon such a transaction or upon our distribution to you of the proceeds of the transaction. The tax liability we incur will depend in part upon the amount by which the value of the Cheniere Partners units that we own exceeds our tax basis in the units. We expect our tax basis in our common units to decrease over time as we receive distributions that exceed the net income allocated to us by Cheniere Partners with respect to those units. As a result, we may incur substantial income tax liabilities upon such a transaction even if Cheniere Partners units decrease in value after we purchase them. The amount of cash or other property available for distribution to you upon our liquidation will be reduced by the amount of any such income taxes paid by us. As a result of these factors, upon a Termination Transaction, the aggregate amount we have to distribute may be substantially lower than the aggregate net proceeds received by us in respect of our Cheniere Partners units.

 ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

 ITEM 2.    PROPERTIES

We have no properties. Our assets consist of a small amount of working capital, the Cheniere Partners limited partner interests that we own and the non-economic voting interest in GP Holdco that we hold. See Item 1. "Business" for additional information.

ITEM 3.     LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2013, there were no threatened or pending legal matters that would have a material impact on our results of operations, financial position or cash flows.

ITEM 4.     MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the NYSE MKT under the symbol "CQH" and began trading on December 16, 2013, after the pricing of our initial public offering ("IPO"). For the period from December 16, 2013 through December 31, 2013, we recorded high and low daily closing prices of $19.40 and $18.72 per common share, respectively, as reported by the NYSE MKT.

As of January 31, 2014, there were approximately 2 shareholders of record.

Dividends

After we receive a distribution on our Cheniere Partners units, we will pay dividends on our shares of the cash that we receive as distributions in respect of our Cheniere Partners units, less income taxes and any reserves established by our board of directors to pay company expenses and amounts due under the Services Agreement, to service and reduce indebtedness that we may incur and for company purposes, in each case as permitted by our LLC Agreement. Pursuant to the Services Agreement, we have agreed to pay an administrative fee to reimburse Cheniere for the costs and expenses incurred on our behalf. If distributions are made on the Cheniere Partners units that we own other than in cash, we may, but are not required to, pay a dividend on our shares in substantially the same form. However, if Cheniere Partners makes a distribution on Cheniere Partners units in the form of additional Cheniere Partners units, we will be required to hold any units we receive as a distribution on our Cheniere Partners units.

Because we have elected to be treated as a corporation for U.S. federal income tax purposes, we are obligated to pay U.S. federal income tax on the net income allocated to us by Cheniere Partners with respect to the Cheniere Partners units that we own, and we may be subject to a 20% alternative minimum tax on our alternative minimum taxable income to the extent that the alternative minimum tax exceeds our regular income tax. We are also classified as a corporation in most states in which Cheniere

Partners does business for state income tax purposes and will be subject to state income tax at rates that vary from state to state on the net income allocated to us by Cheniere Partners with respect to the Cheniere Partners units that we own.

The reserves for income taxes payable by us will account for the U.S. federal income taxes, any alternative minimum taxes, and the state income taxes described in the preceding paragraph.

Use of Proceeds

On December 12, 2013, our registration statement on Form S-1 (File No. 333-191298) was declared effective by the SEC for our IPO pursuant to which we sold 36,000,000 common shares representing limited liability company interests with limited voting rights at a price to the public of $20.00 per share.

We used the net proceeds of approximately $665 million from our IPO to repay intercompany indebtedness and payables to Cheniere (in the aggregate amount of approximately $272 million) and to distribute the remaining proceeds as a dividend to Cheniere. There were no material changes in the planned use of proceeds from our IPO as described in the final prospectus filed with the SEC on December 16, 2013.

ITEM 6.        SELECTED FINANCIAL DATA

Selected financial data set forth below are derived from our audited financial statements for the period indicated. The financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operation and our Financial Statements and the accompanying notes thereto included elsewhere in this report.

Period from July 29, 2013 (Date of Inception) Through December 31, 2013
(in thousands except per share data)
Statement of operations data:
Equity income from investment in Cheniere Partners	$—
Expenses (including transactions with affiliates)	54
Net loss	(54)
Net income per share, basic and diluted	$—
Weighted average shares outstanding	231,700

Cash flow data:
Cash flows provided by (used in):
Operating activities	$—
Investing activities	—
Financing activities	—

Balance sheet data:
Total assets as of December 31, 2013	$353

Selected financial data of Cheniere Partners is found in Part II, Item 6. "Selected Financial Data" of the Cheniere Partners Annual Report, which is included in this filing as Exhibit 99.1 and incorporated herein by reference as our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of Cheniere Partners.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATION

Introduction

The following discussion and analysis presents management's view of our business, financial condition and overall performance and should be read in conjunction with our Financial Statements and the accompanying notes in "Financial Statements and Supplementary Data." This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis include the following subjects:

•	Our Business

•	Our Relationship with Cheniere Partners

•	Liquidity and Capital Resources

•	Results of Operations

•	JOBS Act

•	Off-Balance Sheet Arrangements

•	Summary of Critical Accounting Estimates

•	Recent Accounting Standards
Our Business

We are a recently formed limited liability company that has elected to be treated as a corporation for U.S. federal income tax purposes. Our primary business purpose is to:

•	own and hold Cheniere Energy Partners, L.P. ("Cheniere Partners") units;

•
pay dividends on our shares from the distributions that we receive from Cheniere Partners, less income taxes and any reserves established by our board of directors to pay our company expenses and amounts due under our services agreement (the "Services Agreement") with a wholly owned subsidiary of Cheniere Energy, Inc. ("Cheniere"), to service and reduce indebtedness that we may incur and for company purposes, in each case as permitted by our limited liability company agreement ("LLC Agreement");

•
simplify tax reporting requirements for investors by issuing a Form 1099-DIV with respect to the dividends received on our shares rather than a Schedule K-1 that would be received as a unitholder of Cheniere Partners; and

•	designate members of the board of directors of Cheniere Partners' general partner to oversee the operations of Cheniere Partners.
Our business consists of owning the following Cheniere Partners units, along with cash or other property that we receive as distributions in respect of such units.

Common Units

We own 11,963,488 common units, which are entitled to quarterly cash distributions from Cheniere Partners. To the extent that Cheniere Partners is unable to pay the initial quarterly distribution in the future, arrearages in the amount of the initial quarterly distribution (or the difference between the initial quarterly distribution and the amount of the distribution actually paid to common unitholders) may accrue with respect to the common units.

Subordinated Units

We own 135,383,831 subordinated units. The subordinated units are not entitled to receive distributions until all common units have received at least the initial quarterly distribution, including any arrearages that may accrue. The subordinated units will convert on a one-for-one basis into common units at the expiration of the subordination period as described in Cheniere Partners' partnership agreement. Cheniere Partners has not made any cash distributions in respect of the subordinated units with respect to the quarters ended on or after June 30, 2010.

Class B Units

We own 45,333,334 Class B units. The Class B units are not entitled to receive cash distributions except in the event of a liquidation of Cheniere Partners, a merger, consolidation or other combination of Cheniere Partners with another person or the sale of all or substantially all of the assets of Cheniere Partners. The Class B units are subject to conversion, mandatorily or at the option of the holders of the Class B units under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. The conversion value of the Class B units increases at a compounded rate of 3.5% per quarter subject to additional upward adjustment for certain equity and debt financings. The accreted conversion ratio of the Class B units owned by Cheniere Holdings and Blackstone CQP Holdco LP ("Blackstone") was 1.23 and 1.21, respectively as of December 31, 2013. We expect the Class B units to mandatorily convert into common units within 90 days of the substantial completion date of Train 3, which we currently expect to be prior to March 31, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time. The following table illustrates the number of common units into which the Class B units held by us and Blackstone would convert at the dates specified below (amounts in thousands) and our and Blackstone's percentage ownership of Cheniere Partners' then outstanding limited partner interests, assuming that none of the outstanding Class B units are optionally converted prior to the dates set forth in the table and that no additional limited partner interests are issued by Cheniere Partners prior to such dates:

	December 31, 2014(1)	December 31, 2015(1)	December 31, 2016	December 31, 2017	December 31, 2018	July 9, 2019
Cheniere Holdings:
Number of Common Units	64,050	73,491	84,357	96,792	110,060	119,362
Percentage Ownership	52.4%	50.9%	49.4%	47.9%	46.5%	45.8%
Blackstone:
Number of Common Units	138,934	159,371	182,881	209,782	240,640	258,550
Percentage Ownership	34.4%	36.7%	39.0%	41.2%	43.3%	44.4%

(1)
Information as of December 31, 2014 and 2015 is presented for informational purposes only. We do not believe that the Class B units will convert, either mandatorily or optionally, into common units prior to such dates.

Our Relationship with Cheniere Partners

We own common units, Class B units and subordinated units representing an aggregate of approximately 55.9% of the outstanding Cheniere Partners units. As a result of our non-economic voting interest in Cheniere GP Holding Company, LLC ("GP Holdco"), we control GP Holdco and indirectly control the appointment of four of the eleven members of the board of directors of Cheniere Partners' general partner. If Cheniere relinquishes our director voting share, which it may do in its sole discretion, or ceases to own greater than 25% of our outstanding shares (a "Cheniere Separation Event"), our non-economic voting interest in GP Holdco would be extinguished and we would cease to control GP Holdco. Because our only assets are limited partner interests in Cheniere Partners and are therefore dependent on the results of operations and financial condition of Cheniere Partners, we believe that the discussion and analysis of Cheniere Partners' financial condition and results of operations is important to our shareholders . Therefore, Cheniere Partners' Annual Report on Form 10-K for the year ended December 31, 2013, has been included in this filing as Exhibit 99.1 and incorporated herein by reference.

Liquidity and Capital Resources

Our capital structure consists only of common shares, of which 195,700,000 are owned by Cheniere and 36,000,000 were sold by us in our IPO and are owned by the public, and our director voting share, which is held by Cheniere. We are authorized to issue an unlimited number of additional common shares. Additional classes or series of securities may be created with the approval of the board, provided that any such additional class or series must be approved by a vote of holders of a majority of our outstanding shares. Our shareholders will not have preemptive or preferential rights to acquire additional shares or other securities of us.

Cheniere provides certain general and administrative services pursuant to a services agreement. We pay a fixed fee of $1.0 million per year (payable quarterly in installments of $250,000 per quarter, in arrears), subject to adjustment for inflation, for certain general and administrative services, including the services of our directors and officers who are also directors and executive officers of Cheniere. In addition, we pay directly for, or reimburse Cheniere for, certain third-party expenses (which we expect will not exceed $1.5 million in the first year that we are a public company), including financial, legal, accounting, tax advisory and financial advisory services, any expenses incurred in connection with printing costs and other administrative and out-of-pocket expenses, and any other expenses that are incurred as a result of being a publicly traded entity, including costs associated with annual, quarterly and other reports to our shareholders, tax return and Form 1099-DIV preparation and distribution, exchange listing fees, printing costs, limited liability company governance and compliance expenses and registrar and transfer agent fees. Cheniere will also provide us with cash management services, including treasury services with respect to the payment of dividends and allocation of reserves for taxes.

We believe that the cash distributions we will receive on our Cheniere Partners units will be sufficient to fund fees and expenses due under the Services Agreement and our working capital requirements for the next twelve months.

Cheniere Holdings Initial Public Offering

On December 18, 2013, we closed our IPO as discussed in Note 4—"Business" of our Notes to Financial Statements and used the net proceeds to repay intercompany debt and payables owed to Cheniere and paid a distribution of the remaining proceeds to Cheniere.

Dividends

Our LLC Agreement requires us to declare dividends on our shares equal to the amount of cash that we receive as distributions in respect of the Cheniere Partners units that we own, less income taxes and reserves established by our board of directors, within ten business days after we receive such distributions.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the period from July 29, 2013 (Date of Inception) through December 31, 2013. Additional discussion of these items follows the table.

Period from July 29, 2013 (Date of Inception) Through December 31, 2013
Sources of cash and cash equivalents
Proceeds from sale of common shares	$720,000
Operating cash flow	—
Total sources of cash and cash equivalents	720,000

Uses of cash and cash equivalents
Distribution paid to Cheniere	(392,971)
Repayment of indebtedness and payables to Cheniere	(272,030)
Offering expenses and fees	(54,999)
Total uses of cash and cash equivalents	(720,000)

Net increase (decrease) in cash and cash equivalents	—
Cash and cash equivalents—beginning of period	—
Cash and cash equivalents—end of period	$—

In December 2013, we completed our IPO of 36.0 million common shares at $20.00 per common share. All of the $665.0 million of net proceeds from our IPO were paid to Cheniere through the repayment of our indebtedness and payables owed to Cheniere and through a distribution to Cheniere.

Results of Operations

Equity Income from Investment in Cheniere Energy Partners, L.P.

Our results of operations primarily consists of the share of earnings of Cheniere Partners attributed to the limited partner units we own. At December 31, 2013, we owned a 55.9% limited partner interest in Cheniere Partners. The percentage ownership of Cheniere Partners could change over time due to our ownership of additional units, other issuances or the conversion of units. We use the equity method of accounting for our investment in Cheniere Partners and record earnings (losses) as described below.

The following table summarizes consolidated statements of operations information for Cheniere Partners. Additional information on Cheniere Partners' results of operations and financial position are contained in its Annual Report on Form 10-K for the year ended December 31, 2013, included in this filing as Exhibit 99.1 and incorporated herein by reference.

Cheniere Energy Partners, L.P. and Subsidiaries
	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Statements of operations data:
Revenues (including transactions with affiliates)	$268,191	$264,498	$283,888
Expenses (including transactions with affiliates)	(300,877)	(226,253)	(161,803)
Other expense	(225,431)	(213,676)	(175,645)
Net loss	(258,117)	(175,431)	(53,560)

General and Administrative Expenses

Our general and administrative expenses are associated with managing our business and affairs. For the period from July 29, 2013 (date of inception) to December 31, 2013, we incurred total general and administrative expenses of $54 thousand, which were paid by Cheniere on our behalf. These expenses included $15 thousand related to services provided by Cheniere necessary for the conduct of our business, such as accounting, legal, tax, information technology and other expenses. The remaining expenses were primarily related to professional services rendered by third parties. Because all general and administrative expenses reported by us on our Statement of Operations were actually paid by Cheniere on our behalf, no cash was disbursed by us.

JOBS Act

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurred after December 8, 2011 and whose annual gross revenues are less than $1.0 billion will, in general, qualify as an "emerging growth company" until the earliest of:

•	the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;

•	the last day of its fiscal year in which it has annual gross revenue of $1.0 billion or more;

•	the date on which it has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and

•
the date on which it is deemed to be a "large accelerated filer," which will occur at such time as the company (a) has an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (b) has been required to file annual and quarterly reports under the Exchange Act for a period of at least 12 months and (c) has filed at least one annual report pursuant to the Exchange Act.

Under this definition, we are an "emerging growth company" and could remain an emerging growth company until as late as December 31, 2018.

As an "emerging growth company," we have chosen to rely on such exemptions and are therefore not required, among other things to, (i) provide an auditor's attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer's compensation to median employee compensation.

Off-Balance Sheet Arrangements
As of December 31, 2013, we had no "off-balance sheet arrangements" that may have a current or future material effect on our financial position or results of operations.
Summary of Critical Accounting Estimates

As an "emerging growth company," we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

The discussion and analysis of the our financial condition and results of operations is based upon the financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP"). The preparation of these financial statements requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amount of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of expenses. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates. Any changes in estimates resulting from continuous changes in the economic environment will be reflected in the financial statements in future periods.

Income Taxes

We are a limited liability company that has elected to be treated as a corporation for U.S. federal income tax purposes. The provision for income taxes, taxes payable and deferred income tax balances had been recorded as if we had filed all tax returns on a separate return basis ("hypothetical carve-out basis") from Cheniere. We record deferred taxes for federal and state income taxes. We have a gross deferred tax liability as a result of the tax basis of our investment in Cheniere Partners being substantially less than our book basis. That deferred tax liability is fully offset by federal and state net operating loss ("NOL") carryforwards generated primarily by our investment in Cheniere Partners. A valuation allowance equal to our federal and state net deferred tax asset balance has been established due to the uncertainty of realizing the tax benefits related to our federal and state net deferred tax assets.

Recent Accounting Standards

In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance that requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under GAAP that provide additional detail on these amounts. This standard is effective prospectively for reporting periods beginning after December 15, 2012. We adopted this standard effective January 1, 2013. The adoption of this standard did not have an impact on our financial position, results of operations or cash flows, as it only expanded disclosures.

In December 2011 and February 2013, the FASB issued guidance that requires entities to disclose both gross and net information about both derivatives and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. Retrospective presentation for all comparative periods presented is required. We adopted this guidance effective January 1, 2013. The adoption of this guidance did not have an impact on our financial position, results of operations or cash flows, as it only expanded disclosures.

There are currently no new accounting standards that have been issued that will have a significant impact on our financial position, results of operations or cash flows upon adoption.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The nature of our business and operations is such that no activities or transactions are conducted or entered into by us that would require us to have a discussion under this item.

For a discussion of these matters as they pertain to Cheniere Partners, please read Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in the Cheniere Partners Annual Report, as activities of Cheniere Partners have an impact on our results of operations and financial position.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cheniere Energy Partners LP Holdings, LLC

We have audited the accompanying balance sheet of Cheniere Energy Partners LP Holdings, LLC as of December 31, 2013 and the related statement of operations, shareholders' equity and cash flows for the period from July 29, 2013 (date of inception) through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cheniere Energy Partners LP Holdings, LLC at December 31, 2013 and the results of its operations and its cash flows for the period from July 29, 2013 (date of inception) through December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
Ernst & Young LLP
Houston, Texas
February 21, 2014

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
BALANCE SHEET
(in thousands, except share data)

December 31,
2013
ASSETS
Current assets
Accounts receivable	$161
Accounts receivable—affiliate	70
Total current assets	231

Other non-current assets	122
Total assets	$353

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accrued liabilities	$95
Accrued liabilities—affiliates	39
Total current liabilities	134

Shareholders' equity
Common shares: unlimited shares authorized, 231,700,000 shares issued and outstanding	664,931
Director voting share: 1 share authorized, issued and outstanding	—
Shareholders' capital	—
Additional paid-in-capital	(271,757)
Accumulated deficit	(392,955)
Total shareholders' equity	219
Total liabilities and shareholders' equity	$353

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
STATEMENT OF OPERATIONS
(in thousands, except per share data)

Period from July 29, 2013 (Date of Inception) Through December 31, 2013
Equity loss from investment in Cheniere Partners	$—
Expenses
General and administrative expenses	15
General and administrative expenses—affiliate	39
Total expenses	54

Net loss	$(54)

Net loss per share—basic and diluted	$0.00

Weighted average number of shares outstanding	231,700

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
STATEMENT OF SHAREHOLDERS' EQUITY

(in thousands)

	Period from July 29, 2013 (Date of Inception) Through December 31, 2013
	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders' Equity
Sale of director voting share to Cheniere Energy, Inc.	—	$—	$—	$—	$—
Split of common shares acquired by Cheniere Energy, Inc.	195,700	—	—	—	—
Proceeds from IPO, net issuance costs	36,000	664,931	—	—	664,931
Assumption of affiliate debt, net	—	—	(271,757)	—	(271,757)
Distribution to Cheniere Energy, Inc.	—	—	—	(392,901)	(392,901)
Net loss	—	—	—	(54)	(54)
Balance—December 31, 2013	231,700	$664,931	$(271,757)	$(392,955)	$219

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
STATEMENT OF CASH FLOWS
(in thousands)

Period from July 29, 2013 (Date of Inception) Through December 31, 2013
Cash flows from operating activities
Net loss	$(54)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Other non-current assets	(10)
Accounts receivable—affiliate	(70)
Accounts payable and accrued liabilities	95
Accounts payable and accrued liabilities—affiliate	39
Net cash provided by operating activities	—

Cash flows from investing activities	—

Cash flows from financing activities
Proceeds from sale of common shares	720,000
Offering expenses and fees	(54,999)
Distribution paid to Cheniere Energy, Inc.	(392,971)
Repayment of affiliate debt	(272,030)
Net cash used in financing activities	—

Net increase (decrease) in cash and cash equivalents	—
Cash and cash equivalents—beginning of period	—
Cash and cash equivalents—end of period	$—

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO FINANCIAL STATEMENTS

NOTE 1—NATURE OF BUSINESS

We are a Delaware limited liability company formed by Cheniere Energy, Inc. ("Cheniere") (NYSE MKT: LNG) to hold its limited partner interests in Cheniere Energy Partners, L.P. ("Cheniere Partners"), a publicly traded limited partnership (NYSE MKT: CQP). Our only business consists of owning Cheniere Partners' limited partner units, along with cash or other property that we receive as distributions in respect of such units, and, accordingly, our results of operations and financial condition are dependent on the performance of Cheniere Partners. Unless the context requires otherwise, references to "we," "us," "our," the "Company," or "Cheniere Holdings" are intended to refer to Cheniere Energy Partners LP Holdings, LLC.

As of December 31, 2013, we owned a 55.9% limited partner interest in Cheniere Partners. No owner of Cheniere Holdings shall be liable for Cheniere Holdings' debts, liabilities or obligations beyond such owners' capital contribution.

NOTE 2—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Reporting

Our Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Investments in non-controlled entities over which we exercise significant influence are accounted for under the equity method of accounting.

Accounting for Investment in Cheniere Partners

As of December 31, 2013, we owned a 55.9% limited partner interest in Cheniere Partners. In addition to Cheniere Partners limited partner units, we own a non-economic voting interest in Cheniere GP Holding Company, LLC ("GP Holdco"). This non-economic voting interest in GP Holdco allows us to control the appointment of four of the eleven members to the board of directors of Cheniere Partners' general partner to oversee the operations of Cheniere Partners. Cheniere owns the sole share entitled to vote in the election of our directors (the "director voting share"). If Cheniere relinquishes the director voting share, which it may do in its sole discretion, or ceases to own greater than 25% of our outstanding shares, our non-economic voting interest in GP Holdco would be extinguished and we would cease to control GP Holdco. Cheniere may, at any time and without our consent, relinquish the director voting share, which would cause our non-economic voting interest in GP Holdco to be extinguished. Because Cheniere may relinquish the director voting share at any time and we have no variable interest in GP Holdco, we have determined that we cannot consolidate Cheniere Partners and must account for our investment in the Cheniere Partners units that we own using the equity method of accounting.

We record our share of Cheniere Partners' net income (losses) in the period in which it is earned. The difference between our reported zero investment in Cheniere Partners as of December 31, 2013 and our ownership in Cheniere Partners' reported net assets, excluding the beneficial conversion feature associated with Class B units as reported by Cheniere Partners, was due primarily to suspended losses and equity gains from Cheniere Partners' sales of common units that were not recognized by us.

The equity method of accounting requires that our investment in Cheniere Partners be shown in our Balance Sheet as a single amount. Our initial investment in Cheniere Partners is recognized at cost, and this carrying amount is increased or decreased to recognize our share of income or loss of Cheniere Partners after the date of our initial investment in the Cheniere Partners units. As a result of our negative investment in Cheniere Partners and because we are not obligated to fund losses, we have a zero investment balance in Cheniere Partners as of December 31, 2013 and have suspended the use of the equity method for additional losses. After giving effect to our equity ownership in Cheniere Partners as though we had acquired the Cheniere Partners units we owned as a result of a merger of entities under common control, we had suspended losses of approximately $203 million as of December 31, 2013. Additional equity method losses that we incur will be credited directly to the suspended loss account.

Due to our zero investment balance in and suspended losses of Cheniere Partners as of December 31, 2013, we currently will recognize distributions that we receive as a gain on our Statement of Operations and a corresponding entry will be made to increase the suspended loss account. Only once we have recovered all suspended losses through future earnings will equity income be reported on our Statement of Operations and future distributions would then reduce the carrying amount of our investment in Cheniere Partners.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

Dividends

Within ten business days after we receive a distribution on our Cheniere Partners units, we will declare dividends on our shares of the cash that we receive as distributions in respect of our Cheniere Partners units, less income taxes and any reserves established by our board of directors to pay expenses and amounts due under the Services Agreement, to service and reduce indebtedness that we may incur and for company purposes, in each case as permitted by our LLC Agreement.

Income Taxes

We are a limited liability company that has elected to be treated as a corporation for U.S. federal income tax purposes. The provision for income taxes, taxes payable and deferred income tax balances had been recorded as if we had filed all tax returns on a separate return basis ("hypothetical carve-out basis") from Cheniere. We record deferred taxes for federal and state income taxes. We have a gross deferred tax liability as a result of the tax basis of our investment in Cheniere Partners being substantially less than our book basis. That deferred tax liability is fully offset by federal and state net operating loss ("NOL") carryforwards generated primarily by our investment in Cheniere Partners. A valuation allowance equal to our federal and state net deferred tax asset balance has been established due to the uncertainty of realizing the tax benefits related to our federal and state net deferred tax assets.

Cash Equivalents

We consider all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.

Earnings Per Share

Both basic and diluted earnings per share are computed by dividing net earnings attributable to shareholders by the weighted average number of shares outstanding during each period. There are no securities outstanding that may be converted into or exercised for shares.

Use of Estimates

The preparation of the accompanying financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amount of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of income and expenses. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates. Any changes in estimates resulting from continuous changes in the economic environment will be reflected in the financial statements in future periods.

NOTE 3—CAPITALIZATION

Cheniere Holdings' authorized capital structure consists of common shares and a director voting share. No owner of Cheniere Holdings shall be liable for Cheniere Holdings' debts, liabilities or obligations beyond such owner's capital contribution. At December 31, 2013, our issued capitalization consisted of 231.7 million common shares of which 195.7 million common shares are owned by Cheniere and its affiliates and 36.0 million common shares are owned by the public, and one director voting share owned by Cheniere and its affiliates. We are authorized to issue an unlimited number of common shares. Additional classes or series of securities may be created with the approval of the board, provided that any such additional class or series must be approved by a vote of holders of a majority of our outstanding shares.

On December 16, 2013, we issued shares for cash to the public as discussed in Note 4—"Business", and used all of the net proceeds, after deducting the underwriting discount and offering expenses, to repay intercompany indebtedness and payables to Cheniere (in the aggregate amount of $272 million) and to distribute the remaining proceeds to Cheniere.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

NOTE 4—BUSINESS

On December 12, 2013, the Securities and Exchange Commission declared effective a registration statement with respect to the initial public offering of our common shares (the "IPO"). On December 18, 2013, we closed the IPO of 36,000,000 common shares to the public at a price of $20.00 per share ($18.47 per share, net of underwriting discount and offering expenses) for net proceeds of $665.0 million (after underwriting discount and offering expenses of $55.0 million). The net proceeds from the IPO were used to repay intercompany indebtedness and payables, in the aggregate amount of $272.0 million and to distribute the remaining proceeds to Cheniere. We also granted the underwriters of our IPO a 30-day over-allotment option to purchase up to an additional 5.4 million common shares at the same public offering price. The underwriters did not exercise this option and their 30-day over-allotment option expired in January 2014.

At no time prior to the IPO did we have any operations or own any interest in Cheniere Partners. After the IPO and as of December 31, 2013, our sole purpose was to own Cheniere Partners units and we expected to have no significant assets or operations other than those related to our interest in Cheniere Partners.

NOTE 5—INVESTMENT IN CHENIERE PARTNERS

Our business consists of owning the following Cheniere Partners units, along with cash or other property that we receive as distributions in respect of such units:

Common Units

We own 11,963,488 common units, which are entitled to quarterly cash distributions from Cheniere Partners. To the extent that Cheniere Partners is unable to pay the initial quarterly distribution in the future, arrearages in the amount of the initial quarterly distribution (or the difference between the initial quarterly distribution and the amount of the distribution actually paid to common unitholders) may accrue with respect to the common units.

Subordinated Units

We own 135,383,831 subordinated units. The subordinated units are not entitled to receive distributions until all common units have received at least the initial quarterly distribution, including any arrearages that may accrue. The subordinated units will convert on a one-for-one basis into common units at the expiration of the subordination period as described in Cheniere Partners' partnership agreement. Cheniere Partners has not made any cash distributions in respect of the subordinated units with respect to the quarters ended on or after June 30, 2010.

Class B Units

We own 45,333,334 Class B units. The Class B units are not entitled to receive cash distributions except in the event of a liquidation of Cheniere Partners, a merger, consolidation or other combination of Cheniere Partners with another person or the sale of all or substantially all of the assets of Cheniere Partners. The Class B units are subject to conversion, mandatorily or at the option of the holders of the Class B units under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. The conversion value of the Class B units increases at a compounded rate of 3.5% per quarter subject to additional upward adjustment for certain equity and debt financings. The accreted conversion ratio of the Class B units owned by Cheniere Holdings and Blackstone CQP Holdco LP ("Blackstone") was 1.23 and 1.21, respectively as of December 31, 2013. We expect the Class B units to mandatorily convert into common units within 90 days of the substantial completion date of Train 3, which we currently expect to be prior to March 31, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time. The following table illustrates the number of common units into which the Class B units held by us and Blackstone would convert at the dates specified below (amounts in thousands) and our and Blackstone's percentage ownership of Cheniere Partners' then outstanding limited partner interests, assuming that none of the outstanding Class B units are optionally converted prior to the dates set forth in the table and that no additional limited partner interests are issued by Cheniere Partners prior to such dates:

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

	December 31, 2013	December 31, 2014(1)	December 31, 2015(1)	December 31, 2016	December 31, 2017	December 31, 2018	July 9, 2019
Cheniere Holdings:
Number of Common Units	55,821	64,050	73,491	84,357	96,792	110,060	119,362
Percentage Ownership	53.9%	52.4%	50.9%	49.4%	47.9%	46.5%	45.8%
Blackstone:
Number of Common Units	121,118	138,934	159,371	182,881	209,782	240,640	258,550
Percentage Ownership	32.1%	34.4%	36.7%	39.0%	41.2%	43.3%	44.4%

(1)
Information as of December 31, 2014 and 2015 is presented for informational purposes only. We do not believe that the Class B units will convert, either mandatorily or optionally, into common units prior to such dates.

NOTE 6—SUMMARIZED FINANCIAL INFORMATION FOR CHENIERE ENERGY PARTNERS, L.P.

Our results of operations and financial condition are dependent on the performance of Cheniere Partners. The following tables summarize Statement of Operations and Balance Sheet information for Cheniere Partners. Additional information on Cheniere Partners' results of operations and financial position are contained in its Annual Report on Form 10-K for the year ended December 31, 2013, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.

Summarized Cheniere Energy Partners, L.P. Statement of Operations Information
	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Statement of operations data:
Revenues (including transactions with affiliates)	$268,191	$264,498	$283,888
Expenses (including transactions with affiliates)	(300,877)	(226,253)	(161,803)
Other expense	(225,431)	(213,676)	(175,645)
Net loss	(258,117)	(175,431)	(53,560)

Summarized Cheniere Energy Partners, L.P. Balance Sheet Information
	December 31,
	2013	2012
	(in thousands)
Current assets	$613,128	$533,123
Property, plant and equipment, net	6,383,939	3,219,592
Other	76,032
Other noncurrent assets	1,519,716	513,072
Total assets	8,516,783	4,265,787

Current liabilites	265,888	155,836
Long-term debt, net	6,576,273	2,167,113
Other noncurrent liabilities	34,879	62,860
Partners' equity	1,639,744	1,879,978
Total liabilities and partners' equity	8,516,784	4,265,787

NOTE 7—RELATED PARTY TRANSACTIONS

Services Agreement

Effective December 18, 2013, we, Cheniere and Cheniere LNG Terminals, LLC, a wholly owned subsidiary of Cheniere, entered into a services agreement (the "Services Agreement"). The Services Agreement provides that we pay Cheniere a fixed fee of $1.0 million per year (payable quarterly in installments of $250,000 per quarter, in arrears), subject to adjustment for inflation, for certain general and administrative services, including the services of our directors and officers who are also directors and executive officers of Cheniere. In addition, we pay directly for, or reimburse Cheniere for, certain third-party expenses, including financial, legal, accounting, tax advisory and financial advisory services, any expenses incurred in connection with printing costs

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

and other administrative and out-of-pocket expenses, and any other expenses that are as a result of being a publicly traded entity, including costs associated with annual, quarterly and other reports to our shareholders, tax return and Form 1099-DIV preparation and distribution, exchange listing fees, printing costs, limited liability company governance and compliance expenses and registrar and transfer agent fees. Cheniere also provides us with cash management services, including treasury services with respect to the payment of dividends and allocation of reserves for taxes.

The Services Agreement has an initial term of one year from the date of the closing of our initial public offering ("IPO"), and will automatically renew for additional one-year terms unless notice of nonrenewal is provided by any party to the agreement at least 90 days prior to the next renewal date. Upon the occurrence of certain events resulting in the separation of us and Cheniere, our officers and directors who are also directors or officers of Cheniere would resign. Within 60 days after such a separation event, we may provide notice to Cheniere to terminate the Services Agreement, and the Services Agreement will terminate 90 days after the delivery date of the notice. If we provide notice to terminate at any time after such a separation event, we may request that Cheniere continue to provide services to it for a period of up to six months from the termination notice date.

Tax Sharing Agreement

On December 18, 2013, we entered into a Tax Sharing Agreement with Cheniere that governs the respective rights, responsibilities, and obligations of Cheniere and us with respect to tax attributes, tax liabilities and benefits, the preparation and filing of tax returns, the control of audits and other tax proceedings, and other matters regarding taxes. Under the terms of the Tax Sharing Agreement, for each period in which we or any of our subsidiaries is consolidated or combined with Cheniere for purposes of any tax return, Cheniere will prepare a pro forma tax return for us as if we filed our own consolidated, combined or unitary return, except that such pro forma tax return generally will include current income, deductions, credits and losses from us, and a deemed net operating loss carryforward amount. We will be required to reimburse Cheniere for any taxes shown on such pro forma tax returns. The initial deemed net operating loss carryforward for U.S. federal tax purposes is approximately $283 million.

Although we and Cheniere are each generally responsible for managing those disputes that relate to the taxes for which both are responsible, the Tax Sharing Agreement provides that Cheniere will have the responsibility and discretion to prepare and file all consolidated, combined or unitary income tax returns on our behalf (including the making of any tax elections), to respond to and conduct all tax proceedings (including tax audits) relating to such tax returns, and to determine the reimbursement amounts in connection with any pro forma tax returns.

NOTE 8—INCOME TAXES

The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows:

Period from July 29, 2013 (Date of Inception) Through December 31, 2013
U.S. statutory tax rate	35.0%
State tax benefit (net of federal benefits)	8.0%
Deferred tax asset valuation reserve	(43.0)%
Effective tax rate as reported	—%

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

Significant components of our deferred tax assets and liabilities at December 31, 2013 are as follows (in thousands):

December 31, 2013
Deferred tax assets
Net operating loss carryforwards (1)
Federal	$378,283
State	113,330
Total deferred tax assets	491,613

Deferred tax liabilities
Investment in limited partnership	(211,151)
Total deferred tax liabilities	(211,151)

Net deferred tax assets	280,461
Less: net deferred tax asset valuation allowance (2)	(280,461)
Total net deferred tax asset	$—

1)	The federal net operating loss ("NOL") carryforward expires between 2028 and 2033. The state NOL carryforward expires between 2020 and 2028.

2)	A valuation allowance equal to our net deferred tax asset balance has been established due to the uncertainty of realizing the tax benefits related to our net deferred tax assets.
Changes in the balance of unrecognized tax benefits are as follows (in thousands):

Period from July 29, 2013 (Date of Inception) Through December 31, 2013
Balance at beginning of the year	$—
Additions based on tax positions related to current year	—
Additions for tax positions at formation	10,314
Reductions for tax positions of prior years	—
Settlements	—
Balance at end of the year	$10,314

Our effective tax rate will not be affected if the unrecognized federal income tax benefits provided above were recognized. Currently, we do not recognize any accrued liabilities, interest and penalties associated with the unrecognized tax benefits provided above in our Statement of Operations or our Balance Sheet. We record interest and penalties related to unrecognized tax benefits to our income tax provision.

We have entered into a Tax Sharing Agreement with Cheniere as discussed in Note 7—"Related Party Transactions." Any amounts due to Cheniere under the Tax Sharing Agreement in excess of our income tax provision calculated on a hypothetical carve-out basis will be recorded as an equity distribution.

Our taxable income or loss is included in the consolidated federal income tax return of Cheniere. Cheniere experienced an ownership change within the provisions of Internal Revenue Code ("IRC") Section 382 in 2008, 2010 and 2012. An analysis of the annual limitation on the utilization of Cheniere's NOLs was performed in accordance with IRC Section 382.  It was determined that IRC Section 382 will not limit the use of these NOLs in full over the carryover period.  Cheniere will continue to monitor trading activity in its respective shares which may cause an additional ownership change which could ultimately affect our ability to fully utilize these existing tax NOL carryforwards.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED

NOTE 9—DISTRIBUTION RECEIVED AND DIVIDEND PAID

On January 22, 2014, Cheniere Partners' Board declared a cash distribution of $0.425 per common unit with respect to the fourth quarter of 2013. The distribution attributable to our interest in Cheniere Partners, totaling approximately $5.1 million, was paid to us on February 14, 2014.

On February 11, 2014, our Board declared a cash dividend of $0.017 per common share with respect to the fourth quarter of 2013. The dividend, totaling approximately $3.9 million will be paid by us on March 3, 2014.

SUPPLEMENTAL INFORMATION TO FINANCIAL STATEMENTS
SUMMARIZED QUARTERLY FINANCIAL DATA
(unaudited)

Quarterly Financial Data—(Unaudited)

	Period from July 29, 2013 (Date of Inception) Through September 30, 2013	October 1 to December 31, 2013
	(in thousands, except per share amounts)
2013
Equity income from investment in Cheniere Partners	$—	$—
General and administrative expenses	—	(54)
Net loss	—	54

Net income (loss) per common share—basic and diluted	$0.00	$0.00

The sum of the quarterly net income per common share may not equal the full year amount as the computations of the weighted average common shares outstanding for basic and diluted shares outstanding for each quarter and the full year are performed independently.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation as of the end of the fiscal year ended December 31, 2013, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (i) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's independent registered public accounting firm due to a transition period established under the JOBS Act.

ITEM 9B.     OTHER INFORMATION

Compliance Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the fiscal year ended December 31, 2013, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Annual Report on Form 10-K as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRA"). During the fiscal year ended December 31, 2013, we did not engage in any transactions with Iran or with persons or entities related to Iran.
Blackstone CQP Holdco LP, an affiliate of The Blackstone Group L.P. ("Blackstone"), is a holder of approximately 29% of the outstanding equity interests of Cheniere Partners and has three representatives on the Board of Directors of Cheniere Partners' general partner. Accordingly, Blackstone may be deemed an "affiliate" of Cheniere Partners, as that term is defined in Exchange Act Rule 12b-2. We have received notice from Blackstone that it may include in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 disclosures pursuant to ITRA regarding one of its portfolio companies that may be deemed to be an affiliate of Blackstone. Because of the broad definition of "affiliate" in Exchange Act Rule 12b-2, this portfolio company of Blackstone, through Blackstone's ownership of Cheniere Partners, may also be deemed to be an affiliate of ours.
We have received notice from Blackstone that Travelport Limited ("Travelport") has engaged in the following activities: as part of its global business in the travel industry, Travelport provides certain passenger travel-related GDS and airline IT services to Iran Air and airline IT services to Iran Air Tours. The gross revenues and net profits attributable to such activities during the quarter ended December 31, 2013 have not been reported by Travelport. Blackstone has informed us that Travelport intends to continue these business activities with Iran Air and Iran Air Tours as such activities are either exempt from applicable sanctions prohibitions or specifically licensed by OFAC.

In the Form 10-Q reports of Cheniere Partners for the quarterly periods ended on March 31, 2013, June 30, 2013 and September 30, 2013, Cheniere Partners disclosed, under "Item 5. Other Information--Compliance Disclosure" in each such report, as amended, activities as required by Section 13(r) of the Exchange Act as transactions or dealings with the government of Iran that have not been specifically authorized by a U.S. federal department or agency. Such disclosures are incorporated herein by reference.
PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management of Cheniere Energy Partners LP Holdings, LLC

Our business and affairs are managed by our board of directors. Our current directors are Charif Souki, R. Keith Teague, Michael J. Wortley, Meg A. Gentle and Don A. Turkleson. Our board of directors has determined Mr. Turkleson to be independent. All of our directors have been and are elected annually by, and may be removed by, Cheniere (as the holder of our sole director voting share).
Because we are a controlled company under NYSE MKT rules, we are not required to have (and have elected not to have) a board of directors composed of a majority of independent members. However, in compliance with other NYSE MKT rules, Cheniere will appoint two additional independent board members, one no later than March 12, 2014 and another no later than December 12, 2014. Thereafter, our board is generally required to have at least three independent directors serving at all times.
Our board has appointed Mr. Souki as our Chairman, Chief Executive Officer and President and Mr. Wortley as our Chief Financial Officer. Executive officers are appointed for one-year terms.

Upon a Cheniere Separation Event, our directors and officers who are also directors or officers of Cheniere will resign, and our remaining board members will be required to appoint new officers and may choose to hire an investment advisor or other financial or business consultants.
Audit Committee
Our board of directors has appointed an audit committee composed of Michael A. Wortley, Meg A. Gentle and Don A. Turkleson. Mr. Turkleson serves as the chairman of the audit committee. In compliance with the rules of the NYSE MKT, Cheniere will appoint two additional independent members to the audit committee, one no later than March 12, 2014 and a second no later than December 12, 2014. Ms. Gentle will resign from the audit committee upon appointment of the first such additional independent director to the board of directors and the audit committee. Mr. Wortley will resign from the audit committee when the second independent director is appointed.
The audit committee assists our board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and company policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all audit services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has been given unrestricted access to the audit committee.
Other Committees
We do not have a nominating committee. This is permitted under NYSE MKT rules because we are a controlled company (as a result of Cheniere holding 84% of our common shares and the sole director voting share). Holders of our common shares are not presently entitled to elect our board of directors.
We also do not have a compensation committee. This is likewise permitted under NYSE MKT rules because we are a controlled company. Certain of our directors and all of our executive officers are also executive officers of Cheniere. Cheniere compensates these individuals for the performance of their duties as executive officers of Cheniere, which includes acting as directors and officers of Cheniere Holdings. Cheniere does not allocate this compensation between services for us and services for Cheniere and its affiliates, including us.
Directors and Executive Officers
The following sets forth information, as of January 31, 2014, regarding the individuals who currently serve as directors and executive officers of Cheniere Holdings. With the exception of Mr. Wortley (who was elected in 2014), each of these directors and executive officers has served since 2013.

Name	Age	Position with Our Company
Charif Souki	61	Director, Chairman of the Board and Chief Executive Officer
Michael J. Wortley	37	Director and Chief Financial Officer
Meg A. Gentle	39	Director
R. Keith Teague	49	Director
Don A. Turkleson	59	Director

Charif Souki is the Chairman of our board of directors and our Chief Executive Officer and President. Mr. Souki is a co-founder of Cheniere and Chairman of Cheniere's board of directors. Mr. Souki is also Chief Executive Officer of Sabine Pass Liquefaction, LLC and a director and Chief Executive Officer of the general partner of both Cheniere Partners and Sabine Pass LNG, L.P. Since December 2002, Mr. Souki has been the Chief Executive Officer of Cheniere, and he was also President of Cheniere from that time until April 2005. He was re-elected as President in April 2008. From June 1999 to December 2002, he was Chairman of the board of directors of Cheniere and an independent investment banker. From September 1997 until June 1999, he was co-chairman of the board of directors of Cheniere, and he served as Secretary of Cheniere from July 1996 until September 1997. Mr. Souki has over 20 years of independent investment banking experience in the oil and gas industry and has specialized in providing financing for small capitalization companies with an emphasis on the oil and gas industry. Mr. Souki received a B.A. from Colgate University and an M.B.A. from Columbia University. It was determined that Mr. Souki should serve as one of our directors because he is the Chief Executive Officer of Cheniere, Cheniere Partners' general partner, Sabine Pass Liquefaction and the general partner of Sabine Pass LNG, L.P. and is responsible for developing the companies' overall strategy and vision and implementing the business plans. In addition, with twenty years of experience as an investment banker specializing in the oil and gas industry, Mr. Souki brings a unique perspective to our board of directors. Mr. Souki has not held any other directorship positions in the past five years.
Michael J. Wortley is a member of our board of directors. He has served as our Chief Financial Officer since January 2014. Mr. Wortley is Senior Vice President and Chief Financial Officer of Cheniere. Mr. Wortley is also Chief Financial Officer of Sabine Pass Liquefaction, LLC and the general partner of Sabine Pass LNG, L.P. He is also a director and Chief Financial Officer of Cheniere Partners' general partner. He previously served as Vice President, Strategy and Risk of Cheniere from January 2013 to January 2014. Prior to January 2013, he served as Vice President - Business Development of Cheniere and President of Corpus Christi Liquefaction, LLC, a wholly owned subsidiary of Cheniere, since September 2011. Prior to September 2011, Mr. Wortley served as Cheniere's Vice President - Strategic Planning since January 2009 and its Manager - Strategic New Business since August 2007. Prior to joining Cheniere in February 2005, Mr. Wortley spent five years in oil and gas corporate development, mergers, acquisitions and divestitures with Anadarko Petroleum Corporation, a publicly traded oil and gas exploration and production company. Mr. Wortley began his career as an Internal Auditor with Union Pacific Resources Corporation, a publicly traded oil and gas exploration and production company subsequently acquired by Anadarko. Mr. Wortley received a B.B.A. degree in Finance from Southern Methodist University. It was determined that Mr. Wortley should serve as one of our directors because of his experience with finance in the energy industry. Mr. Wortley has not held any other directorship positions in the past five years.
Meg A. Gentle is a member of our board of directors. Ms. Gentle is also a director of Cheniere Partners' general partner and has held that officer position since March 2009. In addition, Ms. Gentle has served as Cheniere's Senior Vice President-Marketing since June 2013. She previously served as Chief Financial Officer of Cheniere and Cheniere Partners' general partner from March 2009 to June 2013. She served as Senior Vice President-Strategic Planning and Finance for Cheniere from February 2008 to March 2009 and as Senior Vice President of Cheniere Partners' general partner from June 2008 to March 2009. Prior to that time, she served as Cheniere's Vice President of Strategic Planning since September 2005 and Manager of Strategic Planning since June 2004. Prior to joining Cheniere, Ms. Gentle spent eight years in energy market development, economic evaluation and long-range planning. She conducted international business development and strategic planning for Anadarko Petroleum Corporation, an oil and gas exploration and production company, for six years and energy market analysis for Pace Global Energy Services, an energy management and consulting firm, for two years. Ms. Gentle received her B.A. in economics and international affairs from James Madison University and an M.B.A. from Rice University. It was determined that Ms. Gentle should serve as one of our directors because of her experience with strategic planning and finance in the energy industry and because of the perspective she brings as the former Chief Financial Officer of Cheniere, Cheniere Partners' general partner, and the general partner of Sabine Pass LNG, L.P. Ms. Gentle has not held any other directorship positions in the past five years.
R. Keith Teague is a member of our board of directors. He has served as Senior Vice President-Asset Group of Cheniere since April 2008. In addition, Mr. Teague is President and a director of Sabine Pass Liquefaction, LLC. He is also a director, President and Chief Operating Officer of Cheniere Partners' general partner. Mr. Teague is also President of the general partner of Sabine Pass LNG, L.P. and is responsible for the development, construction and operation of Cheniere's LNG terminal and pipeline assets. He served as Vice President-Pipeline Operations of Cheniere beginning in May 2006 until April 2008. He has also served as President of Cheniere Pipeline Company, a wholly owned subsidiary of Cheniere, since January 2005, and as President and Chief Operating Officer of Cheniere Partners' general partner since June 2008. Mr. Teague began his career with Cheniere in February 2004 as Director of Facility Planning. Prior to joining Cheniere, Mr. Teague served as the Director of Strategic Planning for the CMS Panhandle Companies from December 2001 until September 2003. Mr. Teague received a B.S. in civil engineering from Louisiana Tech University and an M.B.A. from Louisiana State University. With Mr. Teague's knowledge and expertise relating to the Sabine Pass LNG terminal and his involvement with Cheniere Partners' general partner, it was determined that he should serve as one of our directors. Mr. Teague has not held any other directorship positions in the past five years.
Don A. Turkleson is a member of our board of directors. He is currently the Vice President and Chief Financial Officer of Gulf Coast Energy Resources, LLC, a privately held energy exploration and production company. From January 2010 to April 2012, he served as the Chief Financial Officer of Laurus Energy, Inc., a privately held underground coal gasification company. He served as Senior Vice President and Chief Financial Officer of Cheniere Partners' general partner from November 2006 to March 2009 and was a member of the board of directors of Cheniere Partners' general partner from its formation in February 2007 until September 2012. He became Senior Vice President of Cheniere in May 2004, and served as Treasurer and Secretary of Cheniere until December 2004 and September 2006, respectively. He served as Senior Vice President and Chief Financial Officer of Cheniere through March 2009. Prior to joining Cheniere in 1997, Mr. Turkleson was employed by PetroCorp Incorporated from 1983 to 1996, as Controller until 1986 and then as Vice President-Finance, Secretary and Treasurer. From 1975 to 1983, he worked as a Certified Public Accountant in the natural resources division of Arthur Andersen & Co. in Houston. Mr. Turkleson received a B.S. in accounting from Louisiana State University. Mr. Turkleson is a director and past Chairman of the Board of Neighborhood Centers, Inc., a nonprofit organization. In addition, he is currently on the board of directors and has served as the Chairman of the Audit Committee of the board of directors of Miller Energy Resources, Inc., a publicly traded oil and natural gas exploration, production and drilling company. He also serves on the board of directors of the general partner of QEP Midstream Partners, L.P., a publicly traded master limited partnership formed to own, acquire, and develop midstream assets. It was determined that Mr. Turkleson should serve as one of our directors because of his background and experience in the energy industry and his background as a Certified Public Accountant.
Code of Ethics
Our Code of Business Conduct and Ethics covers a wide range of business practices and procedures and furthers our fundamental principles of honesty, loyalty, fairness and forthrightness. The Code of Business Conduct and Ethics was approved by our board of directors. Our Code of Business Conduct and Ethics is posted at http://www.chenierepartnersholdings.com/corporate/governance_holdings.shtml. We also intend to post any changes to or waivers of our Code of Business Conduct and Ethics for our executive officers on this website.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16 of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from our directors and executive officers, we believe that all Section 16(a) filing requirements were met during 2013 in a timely manner.
ITEM 11.     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis
We have paid no cash compensation to our executive officers since our inception. All of our executive officers are also executive officers of Cheniere. Cheniere compensates these officers for the performance of their duties as executive officers of Cheniere, which includes managing Cheniere Holdings. Cheniere does not allocate this compensation between services for us and services for Cheniere and its affiliates. Instead, an affiliate of Cheniere provides us various general and administrative services, such as technical, commercial, regulatory, financial, accounting, treasury, tax and legal staffing and related support services, pursuant to a services agreement for which we pay a non-accountable overhead reimbursement charge of $1.0 million per year (indexed for inflation). For a description of the services agreement, see "Item 13. Certain Relationships and Related Transactions, and Director Independence-Related Party Transactions-Relationship to Cheniere-Services Agreement."
If Cheniere ceases to control us, our executive officers will resign, and we expect that we will have to begin paying the officers that would be appointed to replace our outgoing officers. We have not yet made any determinations with respect to salaries, bonuses and equity awards we would expect to pay, but we would not expect the incremental costs due to Cheniere ceasing to control us to exceed $5.0 million.
Compensation Committee Report
As discussed above, we do not have a compensation committee. In fulfilling its responsibilities, our board of directors, acting in lieu of a compensation committee, has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, our board of directors recommended that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.
By the members of our board of directors:

Charif Souki
R. Keith Teague
Meg A. Gentle
Don A. Turkleson
Michael J. Wortley

Compensation Committee Interlocks and Insider Participation
As discussed above, our board of directors does not have a compensation committee. If any compensation is to be paid to our officers by Cheniere Holdings, the compensation would be reviewed and approved by our entire board of directors because they perform the functions of a compensation committee in the event such committee is needed. None of our directors or executive officers served as a member of a compensation committee of another entity that has or has had an executive officer who served as a member of our board of directors during 2013.
Director Compensation

Each independent director receives an annual fee of $200,000 for his or her services to us. All directors' fees are pro-rated from the date of election to the board and are payable quarterly. In addition, each independent director will be reimbursed for out-of-pocket expenses incurred in connection with attending meetings of our board of directors or committees of our board of directors. Officers or employees of Cheniere and its affiliates who also serve as our directors do not receive additional compensation.
The table below summarizes the compensation we paid to our directors for service on our board of directors for the fiscal year ended December 31, 2013.

Name	Fees Earned or Paid in Cash

Charif Souki	$—
R. Keith Teague	—
H. Davis Thames	—
Meg A. Gentle	—
Don A. Turkleson	—

(1)As of January 14, 2014, Mr. Wortley replaced Mr. Thames as our Chief Financial Officer and one of our directors.

Indemnification of Directors

Under our LLC Agreement and subject to specified limitations, we will indemnify to the fullest extent permitted by law, from and against all losses, expenses (including attorneys' fees), judgments, fines, damages, penalties, interest, liabilities and settlement amounts actually and reasonably incurred by any director or officer, or while serving as a director or officer, any person who is or was serving as a director, officer, employee, partner, manager, fiduciary or trustee of Cheniere Holdings or any other entity. However, such directors, officers and persons are only entitled to indemnification if they acted in good faith and, with respect to any criminal proceeding or action, had no knowledge that such conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere shall not of itself create a presumption that such good faith standard was not met. In addition, we may indemnify any person who is or was an employee (other than an officer) or agent of us or any other person who is a party to a threatened, pending or completed action, suit or proceeding, to the extent permitted by law and authorized by our board of directors.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND
RELATED SHAREHOLDER MATTERS

The amounts and percentage of equity securities beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed a beneficial owner of securities as to which he has no economic interest.
Except as indicated by footnote, the persons named in the tables below have sole voting and investment power with respect to all equity securities shown as beneficially owned by them, subject to community property laws where applicable. Except as indicated by footnote, the address for the beneficial owners listed in the tables below is 700 Milam Street, Suite 800, Houston, Texas 77002.
Owners of More than Five Percent of Outstanding Shares

The following table shows the beneficial owner known by us to own more than five percent of our common shares as of January 31, 2014.

Name of Beneficial Owner	Common Shares Beneficially Owned	Percentage of Common Shares Beneficially Owned
Cheniere Energy, Inc. (1)	195,700,000	84.5%

(1)	Cheniere also owns the sole director voting share of Cheniere Holdings.

Directors and Executive Officers

The following table sets forth the beneficial ownership of our common shares outstanding as of January 31, 2014 and held by each director, executive officer and all directors and executive officers as a group. On January 31, 2014, the directors and executive officers of Cheniere Holdings beneficially owned none of our common shares.
The table also presents the ownership of common units of Cheniere Partners and shares of common stock of Cheniere owned of record or beneficially as of January 31, 2104, by each director, named executive officer and all of our directors and executive officers as a group. As of January 31, 2014, Cheniere owned approximately 84% of our common shares. As of January 31, 2014, Cheniere Holdings owned 11,963,488 of Cheniere Partners' common units (approximately 21%), 45,333,334 of Cheniere Partners' Class B units (approximately 31%), and 135,383,831 of its subordinated units (100%); on an aggregate basis, we owned approximately 56% of Cheniere Partners' common, Class B and subordinated units.

	Cheniere Energy Partners LP Holdings, LLC		Cheniere Energy Partners, L.P.		Cheniere Energy, Inc.
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Charif Souki	—	—	400,100 (2)	1%	6,720,445 (3)	3%
R. Keith Teague	—	—	‑‑‑	—	1,081,591	*
Meg A. Gentle	—	—	8,035	*	1,502,367 (4)	1%
Michael J. Wortley (5)	—	—	1,000	*	462,646 (6)	*
H. Davis Thames (5)	—	—	500	*	1,391,179	1%
Don A. Turkleson	—	—	25,000	*	78,018	*
All directors and executive officers as a group (5 persons)	—	—	434,135	1%	9,845,067	4%

*    Less than 1%

(1)	None of Cheniere Holdings' directors or executive officers owned any units of Cheniere Partners other than common units.

(2)	Includes 400,100 units held by Mr. Souki's wife.

(3)	Includes 300,000 shares held in trust. Some of the shares held by Mr. Souki have been pledged as collateral.

(4)	Includes 80,000 shares issuable upon exercise of currently exercisable stock options held by Ms. Gentle.

(5)	As of January 14, 2014, Mr. Wortley replaced Mr. Thames as Chief Financial Officer of Cheniere, Cheniere Partners and Cheniere Holdings.

(6)	Includes 13,500 shares issuable upon exercise of currently exercisable stock options held by Mr. Wortley.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related-Party Transactions
Procedures for Review, Approval and Ratification of Transactions with Related Persons
The Audit Committee, under the Audit Committee Charter, has the responsibility to review and approve any transactions or series of related financial transactions, arrangements or relationships involving amounts exceeding $120,000 between Cheniere Holdings and our directors, executive officers and their immediate family members. The Audit Committee will only approve related party transactions when it determines such transactions are in the best interests of the Company and its shareholders. In reviewing a transaction, the Audit Committee considers facts and circumstances which it considers relevant to its determination. In determining whether to approve or ratify a related party transaction, the Audit Committee will apply the following standards and such other standards it deems appropriate:

•	whether the related party transaction is on terms no less favorable than the terms generally available to an unaffiliated third-party under the same or similar circumstances;

•	whether the transaction is material to the Company or the related party; and

•	the extent of the related person's interest in the transaction.

In addition, pursuant to our Code of Business Conduct and Ethics, our directors, officers and employees will bring any conflict or potential conflict of interest to the attention of our Chief Compliance Officer. If a conflict or potential conflict of interest arises between us and a director, officer or any of our affiliates, the resolution of any such conflict or potential conflict will be addressed by the board in accordance with the provisions of our limited liability company agreement.
Relationship to Cheniere
Services Agreement.
We have entered into a Services Agreement pursuant to which Cheniere provides to us certain general and administrative services to be agreed upon by the parties. We pay a fixed fee of $1.0 million per year (payable in quarterly installments of $250,000 per quarter, in arrears), subject to adjustment for inflation, for certain general and administrative services, including the services of our directors and officers who are also directors or officers of Cheniere. In addition, we pay directly for, or reimburse Cheniere for, certain third-party expenses, including any fees that Cheniere incurs on our behalf for financial, legal, accounting, tax advisory and financial advisory services, along with any expenses incurred in connection with printing costs and other administrative and out-of-pocket expenses, and any other expenses that are incurred as a result of being a publicly traded entity, including costs associated with annual, quarterly and other reports to our shareholders, tax returns and Form 1099-DIV preparation and distribution, exchange listing fees, printing costs, limited liability company governance and compliance expenses and registrar and transfer agent fees. Cheniere also provides us with cash management services, including treasury services with respect to the payment of dividends and allocation of reserves for taxes. These cash management services are intended to optimize the use of our cash on hand and to reduce the likelihood of a change in the amount of any dividend paid to our shareholders across periods other than as a result of any change in the amount of distributions paid by Cheniere Partners. Finally, Cheniere has granted us a license to utilize its trademarks for so long as we hold Cheniere Partners units.

The Services Agreement has an initial term of one year from December 18, 2013, and will automatically renew for additional one-year terms unless notice of nonrenewal is provided by any party to the agreement at least 90 days prior to the next renewal date. Upon a Cheniere Separation Event, our officers and our directors who are also directors or officers of Cheniere will resign. Within 60 days after a Cheniere Separation Event, we may provide notice to Cheniere to terminate the Services Agreement, and the Services Agreement will terminate 90 days after the delivery date of the notice. If we provide notice to terminate at any time after a Cheniere Separation Event, we may request that Cheniere continue to provide services to us for a period of up to six months from the termination notice date.
If Cheniere (i) becomes bankrupt, insolvent, dissolves or ceases its business, (ii) ceases to provide all services required to be performed by it under the Services Agreement for 10 consecutive days or (iii) materially fails to perform its obligations under the Services Agreement which continues uncured for 75 days after Cheniere's receipt of notice of such failure from us, then we will have the right to terminate the Services Agreement, obtain specific performance, perform or cause to be performed Cheniere's obligations under the Services Agreement and pursue any and all other remedies available at law or in equity. If we (i) become bankrupt, insolvent, dissolve or cease our business, (ii) materially fail to perform our obligations under the Services Agreement which continues uncured for 30 days after our receipt of notice of such failure from Cheniere or (iii) default in our payment obligations to Cheniere which remains uncured for 30 days after receipt of written notice of such default from Cheniere, then Cheniere shall have the right to terminate the Services Agreement and pursue any and all other remedies available at law or in equity.
Tax Sharing Agreement.
We have entered into a Tax Sharing Agreement with Cheniere that governs the respective rights, responsibilities, and obligations of Cheniere and us with respect to tax attributes, tax liabilities and benefits, the preparation and filing of tax returns, the control of audits and other tax proceedings, and other matters regarding taxes.
Under the terms of the Tax Sharing Agreement, for each period in which we or any of our subsidiaries are consolidated or combined with Cheniere for purposes of any tax return, Cheniere will prepare a pro forma tax return for us as if we filed our own consolidated, combined or unitary return, except that such pro forma tax return generally include current income, deductions, credits and losses from us, and a deemed net operating loss carryforward amount. We are required to reimburse Cheniere for any taxes shown on such pro forma tax returns. The initial deemed net operating loss carryforward for U.S. federal tax purposes is approximately $283 million.
Although Cheniere and we are each generally responsible for managing those disputes that relate to the taxes for which each of us is responsible, the Tax Sharing Agreement provides that Cheniere will have the responsibility and discretion to prepare and file all consolidated, combined or unitary income tax returns on our behalf (including the making of any tax elections), to respond to and conduct all tax proceedings (including tax audits) relating to such tax returns, and to determine the reimbursement amounts in connection with any pro forma tax returns.
Relationship to Cheniere GP Holding Company, LLC
GP Holdco is a limited liability company recently formed for the purpose of holding a 100% interest in Cheniere Partners' general partner.
Cheniere owns 100% of the economic interests in GP Holdco, and we own a non-economic voting interest in GP Holdco. We control GP Holdco through our non-economic voting interest in GP Holdco, which entitles us to appoint three of the four members of the board of directors of GP Holdco. The board of directors of GP Holdco has the powers customarily held by a corporate board of directors, such as the authority to elect the officers of GP Holdco, set its policies and oversee its operations. Since we can appoint a majority of GP Holdco's board, we have a controlling influence over the management and policies of GP Holdco.
If, at any time, Cheniere relinquishes the director voting share, which it may do in its sole discretion, or ceases to own greater than 25% of our outstanding shares, our non-economic voting interest in GP Holdco will be extinguished, and we will cease to oversee the operations and management of Cheniere Partners, as described below, which may result in our being deemed an investment company within the meaning of the Investment Company Act. Please read "Risk Factors-Risks Relating to the

Ownership of Our Shares-If we cease to control GP Holdco, we may be deemed an 'investment company,' which could impose restrictions on us."
Through the participation on the board of directors of Cheniere Partners' general partner of the individuals appointed by GP Holdco, GP Holdco also oversees, at the board level, the business and operations of Cheniere Partners' general partner through the receipt of reports on the operations, finances and plans for significant corporate transactions, the ability to act upon such reports, propose and/or approve significant corporate transactions and the ability to otherwise influence the management and policies of Cheniere Partners' general partner. Furthermore, the individuals appointed by GP Holdco to the board of directors of Cheniere Partners' general partner are actively involved in the operation and management of Cheniere Partners' general partner and, through Cheniere Partners' general partner, Cheniere Partners itself.
The number of directors constituting the board of directors of Cheniere Partners' general partner is currently eleven. Currently, Cheniere and its affiliates are entitled to appoint four of the eleven members of the board of directors of Cheniere Partners' general partner, which does not constitute a majority of the board of directors. If, at any time, the number of members of the board of directors of Cheniere Partners' general partner that Cheniere and its affiliates are entitled to appoint increases, GP Holdco will have the right to appoint those additional members subject to the procedures described in this section.
The members of the board of directors of Cheniere Partners' general partner that GP Holdco appoints must be approved by a majority of GP Holdco's board of directors. Because our non-economic voting interest in GP Holdco entitles us to appoint three of the four members of GP Holdco's board of directors, the directors that we appoint to the board of GP Holdco will have the ability to appoint each member of the board of directors of Cheniere Partners' general partner that GP Holdco is entitled to appoint.
Upon the occurrence of a Cheniere Separation Event, our non-economic voting interest in GP Holdco will be extinguished. We would cease to control GP Holdco if, among other events, Cheniere makes future sales or otherwise disposes of our shares that it owns as described under "Risk Factors-Risks Relating to the Ownership of Our Shares-If we cease to control GP Holdco, we may be deemed an 'investment company,' which could impose restrictions on us."
If our non-economic voting interest in GP Holdco is extinguished, Cheniere will be the sole owner of GP Holdco and will be entitled to elect each of the members of the board of directors of GP Holdco. At this time, Cheniere would control the appointment of all of the members of the board of directors of Cheniere Partners' general partner that Cheniere and its affiliates are entitled to appoint, which is currently four of the eleven board members, and we would not be entitled to appoint any members of the board of directors of Cheniere Partners' general partner.
Relationship to Cheniere Energy Partners, L.P.
We own common units, Class B units and subordinated units representing an approximate 3.5%, 13.1% and 39.3% ownership interest (on an aggregate basis) in Cheniere Partners, respectively. As a result of our ownership of GP Holdco, we indirectly control the appointment of four of the eleven members of the board of directors of Cheniere Partners' general partner as described above under "Relationship to Cheniere GP Holding Company, LLC." Three of the appointees also will be our directors. Through these appointees, we will be able to oversee the operations of Cheniere Partners' general partner and Cheniere Partners. If Cheniere relinquishes control of GP Holdco at any time, at its sole discretion, or Cheniere ceases to own 25% of our outstanding shares, our control of GP Holdco would be extinguished and we would cease to control GP Holdco.
Independent Directors
Because we are a controlled company, the NYSE MKT does not require our board of directors to be composed of a majority of directors who meet the criteria for independence required by the NYSE MKT. Our board of directors has determined that Don A. Turkleson is an independent director in accordance with the following NYSE MKT independence standards. A director would not be independent if any of the following relationships exists:

•
a director who is, or during the past three years was, employed by the Company or by any parent or subsidiary of the Company, other than prior employment as an interim executive officer (provided the interim employment did not last longer than one year);

•
a director who accepted, or has an immediate family member who accepted, any compensation from the Company or any parent or subsidiary of the Company in excess of $120,000 during any twelve consecutive-month period within the three years preceding the determination of independence, other than compensation for board or committee services, or compensation paid to an immediate family member who is a non-executive employee of the Company or any parent or subsidiary of the Company, among other exceptions;

•
a director who is an immediate family member of an individual who is, or at any time during the past three years was, employed by the Company or any parent or subsidiary of the Company as an executive officer;

•
a director who is, or has an immediate family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the Company or any parent or subsidiary of Company made, or from which the Company or any parent or subsidiary of the Company received, payments (other than those arising solely from investments in our securities or payments under non-discretionary charitable contribution matching programs) that exceed 5% of the organization's consolidated gross revenues for that year, or $200,000, whichever is more, in any of the most recent three fiscal years;

•
a director who is, or has an immediate family member who is, employed as an executive officer of another entity where, at any time during the most recent three fiscal years, any of the executive officers of the Company or any parent or subsidiary of the Company serves on the compensation committee of such other entity; or

•
a director who is, or has an immediate family member who is, a current partner of the outside auditor of the Company or parent or subsidiary of the Company, or was a partner or employee of the outside auditor of the Company or any parent or subsidiary of the Company who worked on our audit at any time during any of the past three years.

Pursuant to NYSE MKT rules concerning audit committees, we will be required to add one additional independent director to our board of directors and the Audit Committee no later than March 12, 2014 and a second in December 12, 2014.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young LLP served as our independent auditor for the fiscal year ended December 31, 2013. The following table sets forth the fees paid to Ernst & Young LLP for professional services rendered for 2013:

Ernst & Young LLP
Fiscal 2013
Audit Fees	$1,756,848
 Audit Fees—Audit fees for 2013 include services rendered in connection with the offering of securities pursuant to a registration statement and review of documents filed with the SEC in addition to audit, review and all other services performed to comply with generally accepted auditing standards.

There were no audit-related, tax or other fees in 2013.

Auditor Pre-Approval Policy and Procedures

Under the audit committee's charter, the audit committee is required to review and approve in advance all audit and lawfully permitted non-audit services to be provided by the independent accountants and the fees for such services. Pre-approval of non-audit services (other than review and attestation services) shall not be required if such services fall within exceptions established by the SEC. All audit and non-audit services provided to us during the fiscal year ended December 31, 2013 were pre-approved.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Exhibits

(1)	Financial Statements—Cheniere Energy Partners LP Holdings, LLC:

(2)	Financial Statement Schedules:
All financial statement schedules have been omitted because they are not required, are not applicable, or the required information has been included elsewhere within this Form 10-K.

(3)	Exhibits

Exhibit No.	Description

3.1*
Certificate of Formation of Cheniere Energy Partners LP Holdings, LLC (Incorporated by reference to Exhibit 3.1 to Cheniere Energy Partners LP Holdings, LLC's Registration Statement on Form S-1 (File No. 333-191298) filed on September 20, 2013)

3.2*
Amended and Restated Limited Liability Company Agreement of Cheniere Energy Partners LP Holdings, LLC (Incorporated by reference to Exhibit 3.1 to Cheniere Energy Partners LP Holdings, LLC's Current Report on Form 8-K (File No. 001-36234) filed on December 18, 2013)

3.3*	Form of share certificate (Included as Exhibit A to Exhibit 3.2 hereof)

10.1*
Tax Sharing Agreement by and between Cheniere Energy, Inc. and Cheniere Energy Partners LP Holdings, LLC (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners LP Holdings, LLC's Current Report on Form 8-K (File No. 001-36234) filed on December 18, 2013)

10.2*
Services Agreement by and between Cheniere Energy Partners LP Holdings, LLC, Cheniere Energy, Inc., and Cheniere LNG Terminals, LLC (Incorporated by reference to Exhibit 10.2 to Cheniere Energy Partners LP Holdings, LLC's Current Report on Form 8-K (File No. 001-36234) filed on December 18, 2013)

10.3*
Amended and Restated Limited Liability Company Agreement of Cheniere GP Holding Company, LLC (Incorporated by reference to Exhibit 10.3 to Cheniere Energy Partners LP Holdings, LLC's Current Report on Form 8-K (File No. 001-36234) filed on December 18, 2013)

10.4*
Third Amended and Restated Agreement of Limited Partnership of Cheniere Energy Partners, L.P., dated as of August 9, 2012 (Incorporated by reference to Exhibit 3.1 to Cheniere Energy Partners, L.P.'s Current Report on Form 8-K (SEC File No. 001-33366), filed on August 9, 2012)

10.5*
Third Amended and Restated Limited Liability Company Agreement of Cheniere Energy Partners GP, LLC, dated as of August 9, 2012 (Incorporated by reference to Exhibit 3.2 to Cheniere Energy Partners, L.P.'s Current Report on Form 8-K (SEC File No. 001-33366), filed on August 9, 2012)

21.1	Subsidiaries of Cheniere Energy Partners LP Holdings, LLC

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Cheniere Energy Partners, L.P. Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

*	Incorporated by reference

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

By:	/s/ Charif Souki
Charif Souki
Chairman, President and Chief Executive

Date:	February 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charif Souki	President, Chief Executive Officer and	February 21, 2014
Charif Souki	Chairman of the Board
(Principal Executive Officer)

/s/ Michael J. Wortley	Chief Financial Officer and Director	February 21, 2014
Michael J. Wortley	(Principal Financial Officer)

/s/ Leonard Travis	Chief Accounting Officer	February 21, 2014
Leonard Travis	(Principal Accounting Officer)

/s/ Meg A. Gentle	Director	February 21, 2014
Meg A. Gentle

/s/ R. Keith Teague	Director	February 21, 2014
R. Keith Teague

/s/ Don A. Turkleson	Director	February 21, 2014
Don A. Turkleson