Form 10-Q
period 2014-03-31
Cheniere Energy Partners LP Holdings, LLC
filed 2014-05-01
CIK 1582966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File No. 001-36234
CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
(Exact name of registrant as specified in its charter)

Delaware	36-4767730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Milam Street, Suite 800 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)
(713) 375-5000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of April 17, 2014, the issuer had 231,700,000 common shares outstanding.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
TABLE OF CONTENTS

PART I.        FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2014	2013
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$463	$—
Accounts receivable	—	161
Accounts receivable—affiliate	—	70
Prepaid expenses and other	424	—
Total current assets	887	231

Other non-current assets	47	122
Total assets	$934	$353

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable—affiliates	$44	$—
Accrued liabilities	19	95
Accrued liabilities—affiliates	209	39
Total current liabilities	272	134

Commitments and contingencies	—	—

Shareholders' equity
Common shares: unlimited shares authorized, 231,700,000 shares issued and outstanding	664,931	664,931
Director voting share: 1 share authorized, issued and outstanding	—	—
Additional paid-in-capital	(271,757)	(271,757)
Accumulated deficit	(392,512)	(392,955)
Total shareholders' equity	662	219
Total liabilities and shareholders' equity	$934	$353

The accompanying notes are an integral part of these financial statements.

1

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
STATEMENT OF INCOME
(in thousands, except per share data)
(unaudited)

Three Months Ended
March 31, 2014
Equity income from investment in Cheniere Partners	$5,084

Expenses
General and administrative expense	413
General and administrative expense—affiliate	289
Total expenses	702

Net income	$4,382

Net income per common share—basic and diluted	$0.02

Weighted average number of common shares outstanding—basic and diluted	231,700

Cash dividends declared per common share	$0.017

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(unaudited)

	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders' Equity
Balance—December 31, 2013	231,700	$664,931	$(271,757)	$(392,955)	$219
Dividends to shareholders	—	—	—	(3,939)	(3,939)
Net income	—	—	—	4,382	4,382
Balance—March 31, 2014	231,700	$664,931	$(271,757)	$(392,512)	$662

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

Three Months Ended
March 31, 2014
Cash flows from operating activities
Net income	$4,382
Adjustments to reconcile net income to net cash used in operating activities:
Income from equity investment	(5,084)
Changes in operating assets and liabilities:
Other non-current assets	(39)
Accounts receivable—affiliate	70
Accounts payable and accrued liabilities	(76)
Accounts payable and accrued liabilities—affiliate	214
Other	(149)
Net cash used in operating activities	(682)

Cash flows from investing activities
Dividends from equity investment	5,084

Cash flows from financing activities
Dividends paid to shareholders	(3,939)

Net increase in cash and cash equivalents	463
Cash and cash equivalents—beginning of period	—
Cash and cash equivalents—end of period	$463

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO FINANCIAL STATEMENTS
(unaudited)

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

On December 12, 2013, the Securities and Exchange Commission declared effective a registration statement with respect to the initial public offering of our common shares (the "IPO"). On December 18, 2013, we completed the IPO of 36.0 million common shares to the public at a price of $20.00 per share for net proceeds of $665.0 million after underwriting discount and offering expenses. The net proceeds from the IPO were used to repay intercompany indebtedness and payables, in the aggregate amount of $272.0 million, and to distribute the remaining proceeds to Cheniere.

At no time prior to the IPO, did we have any operations or own any interest in Cheniere Partners. After the IPO and as of March 31, 2014, our sole purpose was to own Cheniere Partners' limited partner units and we expect to have no significant assets or operations other than those related to our interest in Cheniere Partners.

As of March 31, 2014, we owned a 55.9% limited partner interest in Cheniere Partners.

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited Financial Statements of Cheniere Holdings have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included.

Results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2014. There is no comparative period presented on our Statements of Income and Cash Flows because we were formed on July 29, 2013.

For further information, refer to the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Accounting for Investment in Cheniere Partners

As of March 31, 2014 and December 31, 2013, we owned a 55.9% limited partner interest in Cheniere Partners. In addition to Cheniere Partners limited partner units, we own a non-economic voting interest in Cheniere GP Holding Company, LLC ("GP Holdco"), which holds a 100% indirect interest in Cheniere Partners’ general partner. This non-economic voting interest in GP Holdco allows us to control the appointment of four of the eleven members to the board of directors of Cheniere Partners' general partner to oversee the operations of Cheniere Partners. Cheniere owns the sole share entitled to vote in the election of our directors (the "director voting share"). If Cheniere relinquishes the director voting share, which it may do in its sole discretion, or ceases to own greater than 25% of our outstanding shares, our non-economic voting interest in GP Holdco would be extinguished and we would cease to control GP Holdco. Cheniere may, at any time and without our consent, relinquish the director voting share, which would cause our non-economic voting interest in GP Holdco to be extinguished. Because Cheniere may relinquish the director voting share at any time and we have no variable interest in GP Holdco, we have determined that we cannot consolidate Cheniere Partners and must account for our investment in the Cheniere Partners units that we own using the equity method of accounting.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

We record our share of Cheniere Partners' net income (losses) in the period in which it is earned. The difference between our reported zero investment in Cheniere Partners as of March 31, 2014 and December 31, 2013 and our ownership in Cheniere Partners' reported net assets, excluding the beneficial conversion feature associated with Class B units as reported by Cheniere Partners, was due primarily to suspended losses and equity gains from Cheniere Partners' sales of common units that were not recognized by us.

The equity method of accounting requires that our investment in Cheniere Partners be shown in our Balance Sheets as a single amount. Our initial investment in Cheniere Partners is recognized at cost, and this carrying amount is increased or decreased to recognize our share of income or loss of Cheniere Partners after the date of our initial investment in the Cheniere Partners units. As a result of our negative investment in Cheniere Partners and because we are not obligated to fund losses, we have a zero investment balance in Cheniere Partners as of March 31, 2014 and December 31, 2013 and have suspended the use of the equity method for additional losses. After giving effect to our equity ownership in Cheniere Partners as though we had acquired the Cheniere Partners units we owned as a result of a merger of entities under common control, we had suspended losses of approximately $260 million and $203 million as of March 31, 2014 and December 31, 2013, respectively. Additional equity method losses that we incur will be credited directly to the suspended loss account.

Due to our zero investment balance in, and suspended losses of, Cheniere Partners as of March 31, 2014 and December 31, 2013, we have historically and will continue to recognize distributions that we receive as a gain on our Statement of Income and a corresponding entry will be made to increase the suspended loss account. Only upon recovery of all suspended losses through future earnings, will equity income be reported on our Statement of Income and future distributions would then reduce the carrying amount of our investment in Cheniere Partners.

NOTE 3—CAPITALIZATION

Cheniere Holdings' authorized capital structure consists of common shares and a director voting share. No owner of Cheniere Holdings shall be liable for Cheniere Holdings' debts, liabilities or obligations beyond such owner's capital contribution. At March 31, 2014, our issued capitalization consisted of 231.7 million common shares, of which 195.7 million common shares were owned by Cheniere and its affiliates and 36.0 million common shares were owned by the public, and one director voting share owned by Cheniere and its affiliates. We are authorized to issue an unlimited number of common shares. Additional classes or series of securities may be created with the approval of our board of directors ("Board"), provided that any such additional class or series must be approved by a vote of holders of a majority of our outstanding shares.

NOTE 4—INVESTMENT IN CHENIERE PARTNERS

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

Class B Units

We own 45,333,334 Class B units. The Class B units are not entitled to receive cash distributions except in the event of a liquidation of Cheniere Partners (or a merger, consolidation or other combination of Cheniere Partners with another person or the

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

sale of all or substantially all of the assets of Cheniere Partners). The Class B units are subject to conversion, mandatorily or at the option of the holders of the Class B units under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. On a quarterly basis beginning on the initial purchase of the Class B units and ending on the conversion date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter, subject to additional upward adjustment for certain equity and debt financings. The accreted conversion ratio of the Class B units owned by Cheniere Holdings and Blackstone CQP Holdco LP ("Blackstone") was 1.27 and 1.25, respectively, as of March 31, 2014. We expect the Class B units to mandatorily convert into common units within 90 days of the substantial completion date of Train 3, which we currently expect to occur before March 31, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time.

NOTE 5—SUMMARIZED FINANCIAL INFORMATION FOR CHENIERE ENERGY PARTNERS, L.P.

Our results of operations and financial condition are dependent on the performance of Cheniere Partners. The following tables are summarized Statements of Operations and Balance Sheets information for Cheniere Partners. Additional information on Cheniere Partners' results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the three months ended March 31, 2014, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.

Summarized Cheniere Energy Partners, L.P. Statements of Operations Information
(in thousands)
	Three Months Ended March 31,
	2014	2013
	(unaudited)
Revenues (including transactions with affiliates)	$67,221	$66,108
Expenses (including transactions with affiliates)	(62,135)	(60,438)
Other expense	(74,819)	(57,403)
Net loss	$(69,733)	$(51,733)

Summarized Cheniere Energy Partners, L.P. Balance Sheets Information
(in thousands)
	March 31,	December 31,
	2014	2013
	(unaudited)
Current assets	$530,091	$613,128
Non-current assets	7,843,018	7,903,655
Total assets	$8,373,109	$8,516,783

Current liabilites	$200,662	$265,887
Non-current liabilities	6,627,190	6,611,152
Partners' equity	1,545,257	1,639,744
Total liabilities and partners' equity	$8,373,109	$8,516,783

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 6—RELATED PARTY TRANSACTIONS

Services Agreement

Effective December 18, 2013, we, Cheniere and Cheniere LNG Terminals, LLC, a wholly owned subsidiary of Cheniere, entered into a services agreement (the "Services Agreement"). The Services Agreement provides that we pay Cheniere a fixed fee of $1.0 million per year (payable quarterly in installments of $250,000 per quarter, in arrears), subject to adjustment for inflation, for certain general and administrative services, including the services of our directors and officers who are also directors and executive officers of Cheniere. In addition, we pay directly for, or reimburse Cheniere for, certain third-party general and administrative expenses incurred. Cheniere also provides us with cash management services, including treasury services with respect to the payment of dividends and allocation of reserves for taxes. During the three months ended March 31, 2014, we recorded general and administrative expense—affiliate of $0.3 million under the Services Agreement.

The Services Agreement has an initial term of one year from the date of the closing of our IPO, and will automatically renew for additional one-year terms unless notice of nonrenewal is provided by any party to the agreement at least 90 days prior to the next renewal date. Upon the occurrence of certain events resulting in the separation of us and Cheniere, our officers and directors who are also directors or officers of Cheniere would resign. Within 60 days after such a separation event, we may provide notice to Cheniere to terminate the Services Agreement, and the Services Agreement will terminate 90 days after the delivery date of the notice. If we provide notice to terminate at any time after such a separation event, we may request that Cheniere continue to provide services to us for a period of up to six months from the termination notice date.

Tax Sharing Agreement

On December 18, 2013, we entered into a Tax Sharing Agreement (the "Tax Sharing Agreement") with Cheniere that governs the respective rights, responsibilities, and obligations of Cheniere and us with respect to tax attributes, tax liabilities and benefits, the preparation and filing of tax returns, the control of audits and other tax proceedings, and other matters regarding taxes. Under the terms of the Tax Sharing Agreement, for each period in which we or any of our subsidiaries is consolidated or combined with Cheniere for purposes of any tax return, Cheniere will prepare a pro forma tax return for us as if we filed our own consolidated, combined or unitary return, except that such pro forma tax return generally will include current income, deductions, credits and losses from us, and a deemed net operating loss carryforward amount. We will be required to reimburse Cheniere for any taxes shown on such pro forma tax returns.

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

NOTE 7—INCOME TAXES

We are a recently formed limited liability company that has elected to be treated as a corporation for U.S. federal income tax purposes. Our taxable income or loss is included in the consolidated federal income tax return of Cheniere. We have entered into a Tax Sharing Agreement with Cheniere as discussed in Note 6—"Related Party Transactions." Any amounts due to Cheniere under the Tax Sharing Agreement in excess of our income tax provision calculated on a hypothetical carve-out basis will be recorded as an equity distribution.

Cheniere experienced an ownership change within the provisions of Internal Revenue Code ("IRC") Section 382 in 2008, 2010 and 2012. Consequently, an analysis of the annual limitation on the utilization of Cheniere's net operating losses ("NOLs") was performed in accordance with IRC Section 382, and it was determined that IRC Section 382 will not limit the use of these NOLs in full over the carryover period.  Cheniere will continue to monitor trading activity in its respective shares which may cause an additional ownership change which could ultimately affect our ability to fully utilize these existing tax NOL carryforwards.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 8—DISTRIBUTION RECEIVED AND DIVIDEND PAID

On January 22, 2014, the board of directors of Cheniere Partners' general partner declared a cash distribution of $0.425 per common unit with respect to the fourth quarter of 2013. The distribution attributable to our interest in Cheniere Partners, totaling $5.1 million, was paid to us on February 14, 2014.

On February 11, 2014, our Board declared a cash dividend of $0.017 per common share with respect to the fourth quarter of 2013. We used the $5.1 million distribution we received from Cheniere Partners to establish a $1.2 million reserve to pay company expenses and amounts due under the Services Agreement. The dividend, totaling $3.9 million, was paid by us on March 3, 2014.

On April 21, 2014, the board of directors of Cheniere Partners' general partner declared a cash distribution of $0.425 per common unit with respect to the first quarter of 2014. The distribution attributable to our interest in Cheniere Partners, totaling $5.1 million, will be paid to us on May 15, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Regarding Forward-Looking Statements
This quarterly report contains certain statements that are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical fact, included herein or incorporated herein by reference are "forward-looking statements." Because substantially all of our assets consist of our interest in the limited partner interests of Cheniere Energy Partners, L.P. ("Cheniere Partners"), many of these statements primarily relate to Cheniere Partners' business. Included among "forward-looking statements" are, among other things:

•	statements regarding our ability to pay dividends to our shareholders;

•	statements regarding Cheniere Partners' ability to pay distributions to its unitholders;

•	statements regarding our anticipated tax rates and operating expenses;

•
statements regarding future levels of domestic and international natural gas production, supply or consumption or future levels of liquefied natural gas ("LNG") imports into or exports from North America and other countries worldwide or purchases of natural gas, regardless of the source of such information, or the transportation or other infrastructure or demand for and prices related to natural gas, LNG or other hydrocarbon products;

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
All of these types of statements, other than statements of historical fact, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "should," "expect," "plan," "project," "intend," "anticipate," "believe," "estimate," "predict," "potential," "pursue," "target," "continue," the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our and Cheniere Partners' expectations, which reflect estimates and assumptions made by management of the respective entities. These estimates and assumptions reflect our and Cheniere Partners' best judgment based on currently known market conditions and other factors. Although we and Cheniere Partners believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements due to factors described in this quarterly report and in the other reports and other information that we file with the Securities and Exchange Commission ("SEC"). These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.
As used herein, references to "Cheniere Holdings," "we," "our" and "us" refer to Cheniere Energy Partners LP Holdings, LLC.

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Financial Statements and the accompanying notes in "Financial Statements." This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis include the following subjects:

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

Our Business

We are a recently formed limited liability company that has elected to be treated as a corporation for U.S. federal income tax purposes. Our primary business purpose is to:

•	own and hold Cheniere Partners limited partner units;

•
pay dividends on our shares from the distributions that we receive from Cheniere Partners, less income taxes and any reserves established by our board of directors (the "Board") to pay our company expenses and amounts due under our services agreement (the "Services Agreement") with a wholly owned subsidiary of Cheniere Energy, Inc. ("Cheniere"), to service and reduce indebtedness that we may incur and for company purposes, in each case as permitted by our limited liability company agreement ("LLC Agreement");

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

Subordinated Units

We own 135,383,831 subordinated units. The subordinated units are not entitled to receive distributions until all common units have received at least the initial quarterly distribution, including any arrearages that may accrue. The subordinated units will convert on a one-for-one basis into common units at the expiration of the subordination period as described in Cheniere Partners' partnership agreement. Cheniere Partners has not made any cash distributions on the subordinated units with respect to the quarters ended on or after June 30, 2010.

Class B Units

We own 45,333,334 Class B units. The Class B units are not entitled to receive cash distributions except in the event of a liquidation of Cheniere Partners, a merger, consolidation or other combination of Cheniere Partners with another person or the sale of all or substantially all of the assets of Cheniere Partners. The Class B units are subject to conversion, mandatorily or at the option of the holders of the Class B units under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. The conversion value of the Class B units increases at a compounded rate of 3.5% per quarter subject to additional upward adjustment for certain equity and debt financings. The accreted conversion ratio of the Class B units owned by us and Blackstone CQP Holdco LP ("Blackstone") was 1.27 and 1.25, respectively, as of March 31, 2014. We expect the Class B units to mandatorily convert into common units within 90 days of the substantial completion date of Train 3, which we currently expect to be prior to March 31, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time. The following table illustrates the number of common units into which the Class B units held by us and Blackstone would convert at the dates specified below (amounts in thousands) and our and Blackstone's percentage ownership of Cheniere Partners' then outstanding limited partner interests, assuming that none of the outstanding Class B units are optionally converted prior to the dates set forth in the table and that no additional limited partner interests are issued by Cheniere Partners prior to such dates:

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

Our Relationship with Cheniere Partners

We own common units, Class B units and subordinated units representing an aggregate of approximately 55.9% of the outstanding Cheniere Partners units. As a result of our non-economic voting interest in Cheniere GP Holding Company, LLC ("GP Holdco"), which holds a 100% indirect interest in Cheniere Partners’ general partner, we control GP Holdco and indirectly control the appointment of four of the eleven members of the board of directors of Cheniere Partners' general partner. If Cheniere relinquishes the director voting share, which it may do in its sole discretion, or ceases to own greater than 25% of our outstanding shares, our non-economic voting interest in GP Holdco would be extinguished and we would cease to control GP Holdco. Because our only assets are limited partner interests in Cheniere Partners and are therefore dependent on the results of operations and financial condition of Cheniere Partners, we believe that the discussion and analysis of Cheniere Partners' financial condition and results of operations is important to our shareholders. Therefore, Cheniere Partners' Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 has been included in this filing as Exhibit 99.1 and incorporated herein by reference.

Liquidity and Capital Resources

As of March 31, 2014 and December 31, 2013, we had $0.5 million and zero of cash and cash equivalents, respectively. Our capital structure consists only of common shares, of which 195,700,000 are owned by Cheniere and 36,000,000 were sold by us in our IPO and are owned by the public, and one director voting share, which is held by Cheniere. We are authorized to issue an unlimited number of additional common shares. Additional classes or series of securities may be created with the approval of the Board, provided that any such additional class or series must be approved by a vote of holders of a majority of our outstanding shares. Our shareholders will not have preemptive or preferential rights to acquire additional shares or other of our securities.

Cheniere provides certain general and administrative services pursuant to the Services Agreement. We pay a fixed fee of $1.0 million per year (payable quarterly in installments of $250,000 per quarter, in arrears), subject to adjustment for inflation, for certain general and administrative services, including the services of our directors and officers who are also directors and executive officers of Cheniere. In addition, we pay directly for, or reimburse Cheniere for, certain third-party general and administrative expenses incurred. Cheniere also provides us with cash management services, including treasury services with respect to the payment of dividends and allocation of reserves for taxes. During the three months ended March 31, 2014, we recorded general and administrative expense—affiliate of $0.3 million under the Services Agreement.

We believe that the cash distributions we will receive on our Cheniere Partners units will be sufficient to fund fees and expenses due under the Services Agreement and our working capital requirements for the next twelve months.

Cheniere Holdings Initial Public Offering

On December 18, 2013, we completed our initial public offering of our common shares as discussed in Note 1—"Nature of Business" of our Notes to Financial Statements and used the net proceeds to repay intercompany debt and payables owed to Cheniere and paid a distribution of the remaining proceeds to Cheniere.

Dividends

Our LLC Agreement requires us to pay dividends on our shares equal to the amount of cash that we receive as distributions in respect of the Cheniere Partners units that we own, less income taxes and reserves established by the Board.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the three months ended March 31, 2014. Additional discussion of these items follows the table.

Three Months Ended March 31, 2014
Sources of cash and cash equivalents
Dividends from equity investment	$5,084

Uses of cash and cash equivalents
Dividends paid to common shareholders	(3,939)
Operating cash flow	(682)
Total uses of cash and cash equivalents	(4,621)

Net increase in cash and cash equivalents	463
Cash and cash equivalents—beginning of period	—
Cash and cash equivalents—end of period	$463

Dividends from Equity Investment

On January 22, 2014, the board of directors of Cheniere Partners' general partner declared a cash distribution of $0.425 per common unit with respect to the fourth quarter of 2013. The distribution attributable to our interest in Cheniere Partners, totaling $5.1 million, was paid to us on February 14, 2014.

Dividends paid to common shareholders

During the three months ended March 31, 2014, we paid cash dividends of $3.9 million to our common shareholders in accordance with our LLC Agreement as described above.

Operating cash flow

Operating cash flow is primarily the result of the payment of general and administrative expenses (including affiliate).

Results of Operations

Equity Income from Investment in Cheniere Partners

Our equity income from investment in Cheniere Partners consists of the distribution we received in February 2014 from Cheniere Partners attributed to the Cheniere Partners units that we own. At March 31, 2014, we owned a 55.9% limited partner interest in Cheniere Partners. We use the equity method of accounting for our investment in Cheniere Partners, but we currently have a negative investment in Cheniere Partners and have suspended the use of the equity method for additional losses. We recognized Cheniere Partners' $5.1 million distribution paid to us in February 2014 as a gain and a corresponding entry was made to increase the suspended loss account.

The following table summarizes consolidated statements of operations information for Cheniere Partners. Additional information on Cheniere Partners' results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the three months ended March 31, 2014 and 2013, included in this filing as Exhibit 99.1 and incorporated herein by reference.

Cheniere Energy Partners, L.P. and Subsidiaries
(in thousands)
	Three Months Ended March 31,
	2014	2013
	(unaudited)
Revenues (including transactions with affiliates)	$67,221	$66,108
Expenses (including transactions with affiliates)	(62,135)	(60,438)
Other expense	(74,819)	(57,403)
Net loss	$(69,733)	$(51,733)

General and Administrative Expenses (including affiliate)

Our general and administrative expenses (including affiliate) are associated with managing our business and affairs. For the three months ended March 31, 2014, we incurred total general and administrative expenses (including affiliate) of $0.7 million. These expenses included $0.3 million related to services provided by Cheniere under the Services Agreement necessary for the conduct of our business, such as accounting, legal, tax, information technology and other expenses. The remaining expenses were primarily related to professional services rendered by third parties.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no "off-balance sheet arrangements" that may have a current or future material effect on our financial position or results of operations.

Summary of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  There have been no significant changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Standards

There are currently no new accounting standards that have been issued that will have a significant impact on our financial position, results of operations or cash flows upon adoption.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The nature of our business and operations is such that no activities or transactions are conducted or entered into by us that would require us to have a discussion under this item.

For a discussion of these matters as they pertain to Cheniere Partners, please read Part II, Item 3. "Quantitative and Qualitative Disclosures About Market Risk" in the Cheniere Partners Quarterly Report on Form 10-Q for the three months ended March 31, 2014, which is included in this filing as Exhibit 99.1 and incorporated herein by reference, as activities of Cheniere Partners have an impact on our results of operations and financial position.

ITEM 4.     CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of March 31, 2014, there were no pending legal matters that could reasonably be expected to have a material adverse impact on our results of operations, financial position or cash flows.

ITEM 5.    OTHER INFORMATION
Compliance Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended March 31, 2014, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRA"). During the quarter ended March 31, 2014, we did not engage in any transactions with Iran or with persons or entities related to Iran.
Blackstone CQP Holdco LP, an affiliate of The Blackstone Group L.P. ("Blackstone"), is a holder of approximately 29% of the outstanding equity interests of Cheniere Partners and has three representatives on the board of directors of Cheniere Partners' general partner. Accordingly, Blackstone may be deemed an "affiliate" of Cheniere Partners, as that term is defined in Exchange Act Rule 12b-2. We have received notice from Blackstone that it may include in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, disclosures pursuant to ITRA regarding one of its portfolio companies that may be deemed to be an affiliate of Blackstone. Because of the broad definition of "affiliate" in Exchange Act Rule 12b-2, this portfolio company of Blackstone, through Blackstone's ownership of Cheniere Partners, may also be deemed to be an affiliate of ours.
We have received notice from Blackstone that Travelport Limited ("Travelport") has engaged in the following activities: as part of its global business in the travel industry, Travelport provides certain passenger travel-related GDS and airline IT services to Iran Air and airline IT services to Iran Air Tours. The gross revenues and net profits attributable to such activities during the quarter ended March 31, 2014 have not been reported by Travelport. Blackstone has informed us that Travelport intends to continue these business activities with Iran Air and Iran Air Tours as such activities are either exempt from applicable sanctions prohibitions or specifically licensed by the Office of Foreign Assets Control ("OFAC").

ITEM 6.     EXHIBITS

Exhibit No.	Description
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Cheniere Energy Partners, L.P. Quarterly Report on Form 10-Q for the period ended March 31, 2014

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

+
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

By:	/s/ Leonard Travis
Leonard Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)
Date:	May 1, 2014