Form 10-Q
period 2014-06-30
Cheniere Energy Partners LP Holdings, LLC
filed 2014-07-31
CIK 1582966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
(713) 375-5000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of July 17, 2014, the issuer had 231,700,000 common shares outstanding.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
TABLE OF CONTENTS

i

PART I.        FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2014	2013
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$601	$—
Accounts receivable	114	161
Accounts receivable—affiliate	—	70
Prepaid expenses and other	106	—
Total current assets	821	231

Other non-current assets	78	122
Total assets	$899	$353

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued liabilities	$74	$95
Accrued liabilities—affiliates	2	39
Total current liabilities	76	134

Commitments and contingencies

Shareholders’ equity
Common shares: unlimited shares authorized, 231.7 million shares issued and outstanding at June 30, 2014 and December 31, 2013	664,931	664,931
Director voting share: 1 share authorized, issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Additional paid-in-capital	(271,757)	(271,757)
Accumulated deficit	(392,351)	(392,955)
Total shareholders’ equity	823	219
Total liabilities and shareholders’ equity	$899	$353

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Equity income from investment in Cheniere Partners	$5,085	$10,169

Expenses
General and administrative expense	308	721
General and administrative expense—affiliate	218	507
Total expenses	526	1,228

Other income	4	4

Net income	$4,563	$8,945

Net income per common share—basic and diluted	$0.02	$0.04

Weighted average number of common shares outstanding—basic and diluted	231,700	231,700

Cash dividends declared per common share	$0.019	$0.036

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance—December 31, 2013	231,700	$664,931	$(271,757)	$(392,955)	$219
Dividends to shareholders	—	—	—	(8,341)	(8,341)
Net income	—	—	—	8,945	8,945
Balance—June 30, 2014	231,700	$664,931	$(271,757)	$(392,351)	$823

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

Six Months Ended
June 30, 2014
Cash flows from operating activities
Net income	$8,945
Adjustments to reconcile net income to net cash used in operating activities:
Income from equity investment	(10,169)
Changes in operating assets and liabilities:
Accounts receivable	47
Accounts receivable—affiliate	70
Accrued liabilities	(21)
Accrued liabilities—affiliate	(37)
Other	(62)
Net cash used in operating activities	(1,227)

Cash flows from investing activities
Distributions from equity investment	10,169

Cash flows from financing activities
Dividends paid to shareholders	(8,341)

Net increase in cash and cash equivalents	601
Cash and cash equivalents—beginning of period	—
Cash and cash equivalents—end of period	$601

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF BUSINESS

We are a Delaware limited liability company formed by Cheniere Energy, Inc. (“Cheniere”) (NYSE MKT: LNG) to hold its limited partner interests in Cheniere Energy Partners, L.P. (“Cheniere Partners”), a publicly traded limited partnership (NYSE MKT: CQP). Our only business consists of owning Cheniere Partners’ limited partner units (the “Cheniere Partners units”), along with cash or other property that we receive as distributions in respect of such units, and, accordingly, our results of operations and financial condition are dependent on the performance of Cheniere Partners. Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company,” or “Cheniere Holdings” are intended to refer to Cheniere Energy Partners LP Holdings, LLC.

On December 12, 2013, the Securities and Exchange Commission declared effective a registration statement with respect to the initial public offering of our common shares (the “IPO”). On December 18, 2013, we completed the IPO of 36.0 million  common shares to the public at a price of $20.00 per share for net proceeds of $665.0 million after underwriting discount and offering expenses. The net proceeds from the IPO were used to repay intercompany indebtedness and payables, in the aggregate amount of $272.0 million, and to distribute the remaining proceeds to Cheniere.

At no time prior to the IPO, did we have any operations or own any interest in Cheniere Partners. After the IPO and as of June 30, 2014, our sole purpose was to own the Cheniere Partners units and we expect to have no significant assets or operations other than those related to our interest in Cheniere Partners.

As of June 30, 2014, we owned a 55.9% limited partner interest in Cheniere Partners.

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited Financial Statements of Cheniere Holdings have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included.

Results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2014. There is no comparative period presented on our Statements of Income and Cash Flows because we were formed on July 29, 2013.

For further information, refer to the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Accounting for Investment in Cheniere Partners

As of June 30, 2014 and December 31, 2013, we owned a 55.9% limited partner interest in Cheniere Partners. In addition to the Cheniere Partners units, we own a non-economic voting interest in Cheniere GP Holding Company, LLC (“GP Holdco”), which holds a 100% indirect interest in Cheniere Partners’ general partner. This non-economic voting interest in GP Holdco allows us to control the appointment of four of the eleven members to the board of directors of Cheniere Partners’ general partner to oversee the operations of Cheniere Partners. Cheniere owns the sole share entitled to vote in the election of our directors (the “director voting share”). If Cheniere relinquishes the director voting share, which it may do in its sole discretion, or ceases to own greater than 25% of our outstanding shares, our non-economic voting interest in GP Holdco would be extinguished and we would cease to control GP Holdco. Cheniere may, at any time and without our consent, relinquish the director voting share, which would cause our non-economic voting interest in GP Holdco to be extinguished. Because Cheniere may relinquish the director voting share at any time and we have no variable interest in GP Holdco, we have determined that we cannot consolidate Cheniere Partners and must account for our investment in the Cheniere Partners units that we own using the equity method of accounting.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

We record our share of Cheniere Partners’ net income (losses) in the period in which it is earned. The difference between our reported zero investment in Cheniere Partners as of both June 30, 2014 and December 31, 2013 and our ownership in Cheniere Partners’ reported net assets, excluding the beneficial conversion feature associated with Class B units as reported by Cheniere Partners, was due primarily to suspended losses and equity gains from Cheniere Partners’ sales of common units that were not recognized by us.

The equity method of accounting requires that our investment in Cheniere Partners be shown in our Balance Sheets as a single amount. Our initial investment in Cheniere Partners is recognized at cost, and this carrying amount is increased or decreased to recognize our share of income or loss of Cheniere Partners after the date of our initial investment in the Cheniere Partners units. As a result of our negative investment in Cheniere Partners and because we are not obligated to fund losses, we have a zero investment balance in Cheniere Partners as of both June 30, 2014 and December 31, 2013 and have suspended the use of the equity method for additional losses. After giving effect to our equity ownership in Cheniere Partners as though we had acquired the Cheniere Partners units we owned as a result of a merger of entities under common control, we had suspended losses of approximately $435 million and $203 million as of June 30, 2014 and December 31, 2013, respectively. Additional equity method losses that we incur will be credited directly to the suspended loss account.

Due to our zero investment balance in, and suspended losses of, Cheniere Partners as of both June 30, 2014 and December 31, 2013, we have historically and will continue to recognize distributions that we receive as a gain on our Statements of Income and a corresponding entry will be made to increase the suspended loss account. Only upon recovery of all suspended losses through future earnings will equity income be reported on our Statements of Income and future distributions reduce the carrying amount of our investment in Cheniere Partners.

NOTE 3—CAPITALIZATION

Cheniere Holdings’ authorized capital structure consists of common shares and a director voting share. No owner of Cheniere Holdings shall be liable for Cheniere Holdings’ debts, liabilities or obligations beyond such owner’s capital contribution. At June 30, 2014, our issued capitalization consisted of 231.7 million common shares, of which 195.7 million common shares were owned by Cheniere and its affiliates and 36.0 million common shares were owned by the public, and one director voting share owned by Cheniere and its affiliates. We are authorized to issue an unlimited number of common shares. Additional classes or series of securities may be created with the approval of our board of directors, provided that any such additional class or series must be approved by a vote of holders of a majority of our outstanding shares.

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

Subordinated Units

We own 135,383,831 subordinated units. The subordinated units are not entitled to receive distributions until all common units have received at least the initial quarterly distribution, including any arrearages that may accrue. The subordinated units will convert on a one-for-one basis into common units at the expiration of the subordination period as described in Cheniere Partners’ partnership agreement. Cheniere Partners has not made any cash distributions in respect of the subordinated units with respect to the quarters ended on or after June 30, 2010.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Class B Units

We own 45,333,334 Class B units. The Class B units are not entitled to receive cash distributions except in the event of a liquidation of Cheniere Partners (or a merger, consolidation or other combination of Cheniere Partners with another person or the sale of all or substantially all of the assets of Cheniere Partners). The Class B units are subject to conversion, mandatorily or at the option of the holders of the Class B units under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. On a quarterly basis beginning on the initial purchase of the Class B units and ending on the conversion date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter, subject to additional upward adjustment for certain equity and debt financings. The accreted conversion ratio of the Class B units owned by Cheniere Holdings and Blackstone CQP Holdco LP (“Blackstone”) was 1.32 and 1.30, respectively, as of June 30, 2014. We expect the Class B units to mandatorily convert into common units within 90 days of the substantial completion date of Train 3, which we currently expect to occur before March 31, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time.

NOTE 5—SUMMARIZED FINANCIAL INFORMATION FOR CHENIERE ENERGY PARTNERS, L.P.

Our results of operations and financial condition are dependent on the performance of Cheniere Partners. The following tables are summarized Consolidated Statements of Operations and Consolidated Balance Sheets information for Cheniere Partners. Additional information on Cheniere Partners’ results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.

Summarized Cheniere Energy Partners, L.P. Consolidated Statements of Operations Information
(in thousands)
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues (including transactions with affiliates)	$67,328	$67,637	$134,549	$133,747
Expenses (including transactions with affiliates)	(75,054)	(88,064)	(137,189)	(148,503)
Other expense	(218,498)	(26,583)	(293,317)	(83,987)
Net loss	$(226,224)	$(47,010)	$(295,957)	$(98,743)

Summarized Cheniere Energy Partners, L.P. Consolidated Balance Sheets Information
(in thousands)
	June 30,	December 31,
	2014	2013
	(unaudited)
Current assets	$686,202	$613,128
Non-current assets	10,026,238	7,903,655
Total assets	$10,712,440	$8,516,783

Current liabilities	$381,497	$265,887
Non-current liabilities	9,036,664	6,611,152
Partners’ equity	1,294,279	1,639,744
Total liabilities and partners’ equity	$10,712,440	$8,516,783

During the second quarter of 2014, four lawsuits were filed in the Court of Chancery of the State of Delaware (the “Court”) against Cheniere and/or certain of its present and former officers and directors that challenge the manner in which abstentions were treated in connection with the stockholder vote on Amendment No. 1 to the Cheniere Energy, Inc. 2011 Incentive Plan (“Amendment No. 1”), pursuant to which, among other things, the number of shares of common stock available for issuance under the Cheniere Energy, Inc. 2011 Incentive Plan (the “2011 Plan”) was increased from 10 million to 35 million shares. The lawsuits contend that abstentions should have been counted as “no” votes in tabulating the outcome of the vote and that the stockholders

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

did not approve Amendment No. 1 when abstentions are counted as such. The lawsuits further contend that portions of the Amended and Restated Bylaws of Cheniere Energy, Inc. adopted on April 3, 2014 are invalid and that certain disclosures relating to these matters made by Cheniere are misleading. The lawsuits assert claims for breach of contract and breach of fiduciary duty (both on a class and a derivative basis) and claims for unjust enrichment (on a derivative basis). The lawsuits seek, among other things, a declaration that the February 1, 2013 stockholder vote on Amendment No. 1 is void, disgorgement of all compensation distributed as a result of Amendment No. 1, voiding the awards made from the shares reserved pursuant to Amendment No. 1 and monetary damages. On June 16, 2014, Cheniere filed a verified application with the Court pursuant to 8 Del. C. § 205 (the “Section 205 Action”) in which it asks the Court to declare valid the issuance, pursuant to the 2011 Plan, of the 25 million additional shares of common stock of Cheniere covered by Amendment No. 1, whether occurring in the past or the future. On June 27, 2014, the Court entered an order staying the stockholder litigation pending resolution of the Section 205 Action. On July 11, 2014, Cheniere filed a memorandum of law in support of its motion for judgment on Application I asserted in the Section 205 Action (that it correctly tabulated votes in connection with the stockholder vote on Amendment No. 1). On July 25, 2014, certain of the plaintiffs in the consolidated action (who have been given permission to intervene in the Section 205 Action) filed a brief in opposition to Cheniere’s motion for judgment on Application I in the Section 205 Action. Briefing on these issues is expected to be completed on August 1, 2014.

The outcome of this litigation may impact the amount of operating expenses that Cheniere charged to Cheniere Partners under the Sabine Pass LNG and Sabine Pass Liquefaction operation and maintenance agreements discussed in Note 8—“Related Party Transactions” in Cheniere Partners’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, which is included in this filing as Exhibit 99.1 and incorporated herein by reference. This litigation may also impact the amount of our suspended losses as we have suspended the use of the equity method for additional losses as described in Note 2—“Basis of Presentation.” Given the stage of this ongoing litigation, Cheniere currently cannot reasonably estimate a range of potential loss, if any, related to this matter. Cheniere asserts the plaintiffs’ claims are not valid and intends to vigorously defend against these lawsuits.

NOTE 6—RELATED PARTY TRANSACTIONS

Services Agreement

Effective December 18, 2013, we, Cheniere and Cheniere LNG Terminals, LLC, a wholly owned subsidiary of Cheniere, entered into a services agreement (the “Services Agreement”). The Services Agreement provides that we pay Cheniere a fixed fee of $1.0 million per year (payable quarterly in installments of $250,000 per quarter, in arrears), subject to adjustment for inflation, for certain general and administrative services, including the services of our directors and officers who are also directors and executive officers of Cheniere. In addition, we pay directly for, or reimburse Cheniere for, certain third-party general and administrative expenses incurred. Cheniere also provides us with cash management services, including treasury services with respect to the payment of dividends and allocation of reserves for taxes. During the three and six months ended June 30, 2014, we recorded general and administrative expense—affiliate of $0.2 million and $0.5 million, respectively, under the Services Agreement.

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

Tax Sharing Agreement

On December 18, 2013, we entered into a Tax Sharing Agreement (the “Tax Sharing Agreement”) with Cheniere that governs the respective rights, responsibilities, and obligations of Cheniere and us with respect to tax attributes, tax liabilities and benefits, the preparation and filing of tax returns, the control of audits and other tax proceedings, and other matters regarding taxes. Under the terms of the Tax Sharing Agreement, for each period in which we or any of our subsidiaries is consolidated or combined with Cheniere for purposes of any tax return, Cheniere will prepare a pro forma tax return for us as if we filed our own consolidated, combined or unitary return, except that such pro forma tax return generally will include current income, deductions, credits and

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

losses from us, and a deemed net operating loss carryforward amount. We will be required to reimburse Cheniere for any taxes shown on such pro forma tax returns.

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

NOTE 7—INCOME TAXES

We are a recently formed limited liability company that has elected to be treated as a corporation for U.S. federal income tax purposes. Our taxable income or loss is included in the consolidated federal income tax return of Cheniere. We have entered into a Tax Sharing Agreement with Cheniere as discussed in Note 6—“Related Party Transactions.” Any amounts due to Cheniere under the Tax Sharing Agreement in excess of our income tax provision calculated on a hypothetical carve-out basis will be recorded as an equity distribution.

Cheniere experienced an ownership change within the provisions of Internal Revenue Code (“IRC”) Section 382 in 2008, 2010 and 2012. Consequently, an analysis of the annual limitation on the utilization of Cheniere’s net operating losses (“NOLs”) was performed in accordance with IRC Section 382, and it was determined that IRC Section 382 will not limit the use of these NOLs in full over the carryover period.  Cheniere will continue to monitor trading activity in its respective shares which may cause an additional ownership change which could ultimately affect our ability to fully utilize these existing tax NOL carryforwards.

NOTE 8—DISTRIBUTIONS RECEIVED AND DIVIDENDS PAID

The following provides a summary of distributions received from Cheniere Partners during the six months ended June 30, 2014:

Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Total Distribution Received (in thousands)
May 15, 2014	January 1 - March 31, 2014	$0.425	$5,084
February 14, 2014	October 1 - December 31, 2013	$0.425	$5,084

On July 22, 2014, the board of directors of Cheniere Partners’ general partner declared a cash distribution of $0.425 per common unit with respect to the second quarter of 2014. The distribution attributable to our interest in Cheniere Partners, totaling $5.1 million, is to be paid to us on August 14, 2014. We have used these distributions from Cheniere Partners to establish cash reserves to pay general and administrative expenses (including affiliate) and to pay dividends.

The following provides a summary of dividends paid by us during the six months ended June 30, 2014:

Date Paid	Period Covered by Dividend	Dividend Per Share	Total Dividend Paid (in thousands)
May 30, 2014	January 1 - March 31, 2014	$0.019	$4,402
March 3, 2014	October 1 - December 31, 2013	$0.017	$3,939

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Regarding Forward-Looking Statements
This quarterly report contains certain statements that are, or may be deemed to be, “forward-looking statements”. All statements, other than statements of historical facts, included herein or incorporated herein by reference are “forward-looking statements.” Because substantially all of our assets consist of our interest in the limited partner interests of Cheniere Energy Partners, L.P. (“Cheniere Partners”), many of these statements primarily relate to Cheniere Partners’ business. Included among “forward-looking statements” are, among other things:

•	statements regarding our ability to pay dividends to our shareholders;

•	statements regarding Cheniere Partners’ ability to pay distributions to its unitholders;

•	statements regarding our anticipated tax rates and operating expenses;

•
statements regarding future levels of domestic and international natural gas production, supply or consumption or future levels of liquefied natural gas (“LNG”) imports into or exports from North America and other countries worldwide or purchases of natural gas, regardless of the source of such information, or the transportation or other infrastructure or demand for and prices related to natural gas, LNG or other hydrocarbon products;

•	statements regarding any financing transactions or arrangements, or ability to enter into such transactions;

•
statements relating to the construction of Cheniere Partners’ natural gas liquefaction trains (“Trains”), including statements concerning the engagement of any engineering, procurement and construction (“EPC”) contractor or other contractor and the anticipated terms and provisions of any agreement with any EPC or other contractor, and anticipated costs related thereto;

•
statements regarding any agreement to be entered into or performed substantially in the future, including any revenues anticipated to be received and the anticipated timing thereof, and statements regarding the amounts of total LNG regasification, liquefaction or storage capacities that are, or may become, subject to contracts;

•	statements regarding counterparties to Cheniere Partners’ commercial contracts, construction contracts and other contracts;

•	statements regarding Cheniere Partners’ planned construction of additional Trains, including the financing of such Trains;

•	statements that Cheniere Partners’ Trains, when completed, will have certain characteristics, including amounts of liquefaction capacities;

•
statements regarding our or Cheniere Partners’ business strategy, strengths, business and operation plans or any other plans, forecasts, projections, or objectives, including anticipated revenues and capital expenditures, any or all of which are subject to change;

•
statements regarding legislative, governmental, regulatory, administrative or other public body actions, approvals, requirements, permits, applications, filings, investigations, proceedings or decisions;

•	statements regarding Cheniere Partners’ anticipated LNG and natural gas marketing activities; and

•	any other statements that relate to non-historical or future information.
All of these types of statements, other than statements of historical fact, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our and Cheniere Partners’ expectations, which reflect estimates and assumptions made by management of the respective entities. These estimates and assumptions reflect our and Cheniere Partners’ best judgment based on currently known market conditions and other factors. Although we and Cheniere Partners believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements due to factors described in this quarterly report and in the reports and other information that we file with the Securities and Exchange Commission (“SEC”). These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and herein. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.
As used herein, references to “Cheniere Holdings,” “we,” “our” and “us” refer to Cheniere Energy Partners LP Holdings, LLC.

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Financial Statements and the accompanying notes in “Financial Statements.” This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis includes the following subjects:

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

•
pay dividends on our shares from the distributions that we receive from Cheniere Partners, less income taxes and any reserves established by our board of directors (the “Board”) to pay our company expenses and amounts due under our services agreement (the “Services Agreement”) with a wholly owned subsidiary of Cheniere Energy, Inc. (“Cheniere”), to service and reduce indebtedness that we may incur and for company purposes, in each case as permitted by our limited liability company agreement (“LLC Agreement”);

•
simplify tax reporting requirements for investors by issuing a Form 1099-DIV with respect to the dividends received on our shares rather than a Schedule K-1 that would be received as a unitholder of Cheniere Partners; and

•	designate members of the board of directors of Cheniere Partners’ general partner to oversee the operations of Cheniere Partners.
Our business consists of owning the following Cheniere Partners limited partner units, along with cash or other property that we receive as distributions in respect of such limited partner units:

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

Subordinated Units

We own 135,383,831 subordinated units. The subordinated units are not entitled to receive distributions until all common units have received at least the initial quarterly distribution, including any arrearages that may accrue. The subordinated units will convert on a one-for-one basis into common units at the expiration of the subordination period as described in Cheniere Partners’ partnership agreement. Cheniere Partners has not made any cash distributions in respect of the subordinated units with respect to the quarters ended on or after June 30, 2010.

Class B Units

We own 45,333,334 Class B units. The Class B units are not entitled to receive cash distributions except in the event of a liquidation of Cheniere Partners, a merger, consolidation or other combination of Cheniere Partners with another person or the sale of all or substantially all of the assets of Cheniere Partners. The Class B units are subject to conversion, mandatorily or at the option of the holders of the Class B units under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. The conversion value of the Class B units increases at a compounded rate of 3.5% per quarter subject to additional upward adjustment for certain equity and debt financings. As of June 30, 2014, the accreted conversion ratio of the Class B units owned by us and Blackstone CQP Holdco LP (“Blackstone”) was 1.32 and 1.30, respectively. We expect the Class B units to mandatorily convert into common units within 90 days of the substantial completion date of Train 3, which we currently expect to be prior to March 31, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time. The following table illustrates the number of common units into which the Class B units held by us and Blackstone would convert at the dates specified below (amounts in thousands) and our and Blackstone’s percentage ownership of Cheniere Partners’ then outstanding limited partner interests, assuming that none of the outstanding Class B units are optionally converted prior to the dates set forth in the table and that no additional limited partner interests are issued by Cheniere Partners prior to such dates:

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

Our Relationship with Cheniere Partners

We own common units, Class B units and subordinated units of Cheniere Partners (collectively, the “Cheniere Partners units”) representing an aggregate of approximately 55.9% of the outstanding Cheniere Partners units. As a result of our non-economic voting interest in Cheniere GP Holding Company, LLC (“GP Holdco”), which holds a 100% indirect interest in Cheniere Partners’ general partner, we control GP Holdco and indirectly control the appointment of four of the eleven members of the board of directors of Cheniere Partners’ general partner. If Cheniere relinquishes the director voting share, which it may do in its sole discretion, or ceases to own greater than 25% of our outstanding shares, our non-economic voting interest in GP Holdco would be extinguished and we would cease to control GP Holdco. Because our only assets are limited partner interests in Cheniere Partners and we are therefore dependent on the results of operations and financial condition of Cheniere Partners, we believe that the discussion and analysis of Cheniere Partners’ financial condition and results of operations is important to our shareholders. Therefore, Cheniere Partners’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 has been included in this filing as Exhibit 99.1 and incorporated herein by reference.

Liquidity and Capital Resources

As of June 30, 2014 and December 31, 2013, we had cash and cash equivalents of $0.6 million and zero, respectively. Our capital structure consists only of common shares, of which 195,700,000 are owned by Cheniere and 36,000,000 were sold by us in our IPO and are owned by the public, and one director voting share, which is held by Cheniere. We are authorized to issue an unlimited number of additional common shares. Additional classes or series of securities may be created with the approval of the Board, provided that any such additional class or series must be approved by a vote of holders of a majority of our outstanding shares. Our shareholders will not have preemptive or preferential rights to acquire additional common shares or other classes of our securities.

Cheniere provides certain general and administrative services pursuant to the Services Agreement. We pay a fixed fee of $1.0 million per year (payable quarterly in installments of $250,000 per quarter, in arrears), subject to adjustment for inflation, for certain general and administrative services, including the services of our directors and officers who are also directors and executive officers of Cheniere. In addition, we pay directly for, or reimburse Cheniere for, certain third-party general and administrative expenses incurred. Cheniere also provides us with cash management services, including treasury services with respect to the payment of dividends and allocation of reserves for taxes. During the three and six months ended June 30, 2014, we recorded general and administrative expense—affiliate of $0.2 million and $0.5 million, respectively, under the Services Agreement.

We believe that the cash distributions we will receive on our Cheniere Partners units will be sufficient to fund fees and expenses due under the Services Agreement and our working capital requirements for the next twelve months.

Cheniere Holdings Initial Public Offering

On December 18, 2013, we completed our initial public offering of our common shares as discussed in Note 1—“Nature of Business” of our Notes to Financial Statements and used the net proceeds to repay intercompany debt and payables owed to Cheniere and paid a distribution of the remaining proceeds to Cheniere.

Dividends

Our LLC Agreement requires us to pay dividends on our shares equal to the amount of cash that we receive as distributions in respect of the Cheniere Partners units that we own, less income taxes and reserves established by our Board.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the six months ended June 30, 2014. Additional discussion of these items follows the table.

Six Months Ended June 30, 2014
Sources of cash and cash equivalents
Distributions from equity investment	$10,169

Uses of cash and cash equivalents
Dividends paid to common shareholders	(8,341)
Operating cash flow	(1,227)
Total uses of cash and cash equivalents	(9,568)

Net increase in cash and cash equivalents	601
Cash and cash equivalents—beginning of period	—
Cash and cash equivalents—end of period	$601

Distributions from Equity Investment

During the six months ended June 30, 2014, we received cash distributions of $10.2 million from Cheniere Partners.

Dividends paid to common shareholders

During the six months ended June 30, 2014, we paid cash dividends of $8.3 million to our common shareholders in accordance with our LLC Agreement as described above.

Operating cash flow

Operating cash flow is primarily the result of the payment of general and administrative expenses (including affiliate).

Results of Operations

Equity Income from Investment in Cheniere Partners

We use the equity method of accounting for our limited partner ownership interest in Cheniere Partners. The equity method of accounting requires that our investment in Cheniere Partners be shown in our balance sheets as a single amount. Our initial investment in Cheniere Partners was recognized at cost, and this carrying amount is increased or decreased to recognize our share of income or loss of Cheniere Partners after the date of our initial investment in the Cheniere Partners units. As a result of our negative investment in Cheniere Partners and because we are not obligated to fund losses, we have a zero investment balance in Cheniere Partners as of both June 30, 2014 and December 31, 2013, and have suspended the use of the equity method for additional losses. After giving effect to our equity ownership in Cheniere Partners as though we had acquired the Cheniere Partners units we owned as a result of a merger of entities under common control, we had suspended losses of approximately $435 million and $203 million as of June 30, 2014 and December 31, 2013, respectively. The suspended loss account will be increased or decreased by our share of Cheniere Partners’ future losses or earnings, respectively.  Due to our zero investment balance in, and suspended losses of, Cheniere Partners as of both June 30, 2014 and December 31, 2013, we have historically and will continue to recognize distributions that we receive as a gain on our Statements of Income and a corresponding entry will be made to increase the suspended loss account. Once we have recovered all suspended losses through our share of Cheniere Partners’ future earnings, the equity income or loss from our share of Cheniere Partners’ future earnings will be reported on our income statements.  In addition, future distributions we receive from Cheniere Partners would then reduce the carrying amount of our investment in Cheniere Partners.  For the three and six months ended June 30, 2014, we recognized $5.1 million and $10.2 million, respectively, of equity income from our investment in Cheniere Partners resulting from distributions paid to us in February 2014 and May 2014, respectively.

The following table summarizes Consolidated Statements of Operations information for Cheniere Partners. Additional information on Cheniere Partners’ results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, included in this filing as Exhibit 99.1 and incorporated herein by reference.

Cheniere Energy Partners, L.P. and Subsidiaries
(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)
Revenues (including transactions with affiliates)	$67,328	$67,637	$134,549	$133,747
Expenses (including transactions with affiliates)	(75,054)	(88,064)	(137,189)	(148,503)
Other expense	(218,498)	(26,583)	(293,317)	(83,987)
Net loss	$(226,224)	$(47,010)	$(295,957)	$(98,743)

General and Administrative Expenses (including affiliate)

Our general and administrative expenses (including affiliate) are associated with managing our business and affairs. For the three and six months ended June 30, 2014, we incurred total general and administrative expenses (including affiliate) of $0.5 million and $1.2 million, respectively. These expenses included $0.2 million and $0.5 million for the three and six months ended June 30, 2014, respectively, related to services provided by Cheniere under the Services Agreement necessary for the conduct of our business, such as accounting, legal, tax, information technology and other expenses. The remaining expenses were primarily related to professional services rendered by third parties.

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no “off-balance sheet arrangements” that may have a current or future material effect on our financial position or results of operations.

Summary of Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  There have been no significant changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board amended its guidance on revenue recognition. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not permitted. This guidance can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact of the provisions of this guidance on our consolidated financial position, results of operations and cash flows.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The nature of our business and operations is such that no activities or transactions are conducted or entered into by us that would require us to have a discussion under this item.

For a discussion of these matters as they pertain to Cheniere Partners, please read Part II, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” in the Cheniere Partners Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, which is included in this filing as Exhibit 99.1 and incorporated herein by reference, as activities of Cheniere Partners have an impact on our results of operations and financial position.

ITEM 4.     CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of June 30, 2014, there were no pending legal matters that could reasonably be expected to have a material adverse impact on our results of operations, financial position or cash flows.

ITEM 1A.     RISK FACTORS

Other than with respect to the addition of the risk factor included below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Cheniere is subject to litigation which may impact the amount of operating expenses that Cheniere charged to Cheniere Partners under certain agreements, and as a result, may impact our financial statements.

During the second quarter of 2014, four lawsuits were filed in the Court of Chancery of the State of Delaware (the “Court”) against Cheniere and/or certain of its present and former officers and directors that challenge the manner in which abstentions were treated in connection with the stockholder vote on Amendment No. 1 to the Cheniere Energy, Inc. 2011 Incentive Plan (“Amendment No. 1”), pursuant to which, among other things, the number of shares of common stock available for issuance under the Cheniere Energy, Inc. 2011 Incentive Plan (the “2011 Plan”) was increased from 10 million to 35 million shares. The lawsuits contend that abstentions should have been counted as “no” votes in tabulating the outcome of the vote and that the stockholders did not approve Amendment No. 1 when abstentions are counted as such. The lawsuits further contend that portions of the Amended and Restated Bylaws of Cheniere Energy, Inc. adopted on April 3, 2014 are invalid and that certain disclosures relating to these matters made by Cheniere are misleading. The lawsuits assert claims for breach of contract and breach of fiduciary duty (both on a class and a derivative basis) and claims for unjust enrichment (on a derivative basis). The lawsuits seek, among other things, a declaration that the February 1, 2013 stockholder vote on Amendment No. 1 is void, disgorgement of all compensation distributed as a result of Amendment No. 1, voiding the awards made from the shares reserved pursuant to Amendment No. 1 and monetary damages. On June 16, 2014, Cheniere filed a verified application with the Court pursuant to 8 Del. C. § 205 in which it asks the Court to declare valid the issuance, pursuant to the 2011 Plan, of the 25 million additional shares of common stock of Cheniere covered by Amendment No. 1, whether occurring in the past or the future.

The outcome of this litigation may impact the amount of operating expenses that Cheniere charged to Cheniere Partners under the operation and maintenance agreements discussed in Note 5─“Summarized Financial Information for Cheniere Energy Partners, L.P.” to our unaudited historical financial statements included elsewhere in this Quarterly Report on Form 10-Q. Given the stage of this ongoing litigation, Cheniere currently cannot reasonably estimate a range of potential loss, if any, related to this matter.

Cheniere asserts the plaintiffs’ claims are not valid and intends to vigorously defend against these lawsuits. As the litigation progresses, additional information could become known and Cheniere Partners may be required to recognize additional operating expense, and that amount could be material to Cheniere Partners’ consolidated financial position, results of operations or cash flows, and could cause investors to lose confidence in our or Cheniere Partners’ reported financial information and have a negative effect on the price of our common shares.

ITEM 5.    OTHER INFORMATION
Compliance Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended June 30, 2014, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During the quarter ended June 30, 2014, we did not engage in any transactions with Iran or with persons or entities related to Iran.
Blackstone, an affiliate of The Blackstone Group L.P. (“Blackstone Group”), is a holder of approximately 29% of the outstanding equity interests of Cheniere Partners and has three representatives on the board of directors of Cheniere Partners’ general partner. Accordingly, Blackstone Group may be deemed an “affiliate” of Cheniere Partners, as that term is defined in Exchange Act Rule 12b-2. We have received notice from Blackstone Group that it may include in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, disclosures pursuant to ITRA regarding one of its portfolio companies that may be deemed to be an affiliate of Blackstone Group. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, this portfolio company of Blackstone Group, through Blackstone Group’s ownership of Cheniere Partners, may also be deemed to be an affiliate of ours.
We have received notice from Blackstone Group that Travelport Limited (“Travelport”) has engaged in the following activities: as part of its global business in the travel industry, Travelport provides certain passenger travel-related GDS and airline IT services to Iran Air and airline IT services to Iran Air Tours. The gross revenues and net profits attributable to such activities during the quarter ended June 30, 2014 have not been reported by Travelport. Blackstone Group has informed us that Travelport intends to continue these business activities with Iran Air and Iran Air Tours as such activities are either exempt from applicable sanctions prohibitions or specifically licensed by the Office of Foreign Assets Control.

ITEM 6.     EXHIBITS

Exhibit No.	Description
4.1
Fourth Supplemental Indenture, dated as of May 20, 2014, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on May 22, 2014)

4.2
Fifth Supplemental Indenture, dated as of May 20, 2014, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.2 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on May 22, 2014)

10.1
Senior Letter of Credit and Reimbursement Agreement, dated as of April 21, 2014, among Sabine Pass Liquefaction, as Borrower, The Bank of Nova Scotia, as Senior Issuing Bank and Senior LC Facility Administrative Agent, Société Générale, as Common Security Trustee and the lenders named therein, as Senior LC Lenders (Incorporated by reference to Exhibit 10.1 to Sabine Pass Liquefaction, LLC’s Current Report on Form 8-K (SEC File No. 333-192373), filed on April 25, 2014)

10.2
Registration Rights Agreement, dated as of May 20, 2014, between Sabine Pass Liquefaction, LLC and RBC Capital Markets, LLC (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on May 22, 2014)

10.3
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00035 Resolution of FERC Open Items, Additional FERC Support Hours and Greenfield/Brownfield Milestone Adjustment, dated May 9, 2014 (Incorporated by reference to Exhibit 10.3 to Sabine Pass Liquefaction, LLC’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on July 31, 2014)

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Cheniere Energy Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

+
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

Date: July 31, 2014	By:	/s/ Michael J. Wortley
Michael J. Wortley
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date: July 31, 2014	By:	/s/ Leonard Travis
Leonard Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)