Form 10-Q/A
period 2014-06-30
Cheniere Energy Partners LP Holdings, LLC
filed 2014-08-11
CIK 1582966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2014 filed with the Securities and Exchange Commission on July 31, 2014 (the "Original Filing") is filed to disclose recently provided information pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. Other than this additional compliance disclosure in Item 5. Other Information, no part of the Original Filing is amended hereby, and this amendment does not reflect events that have occurred after the Original Filing date.

Part II

ITEM 5.     OTHER INFORMATION

Compliance Disclosure
Pursuant to Section 13(r) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), if during the quarter ended June 30, 2014, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During the quarter ended June 30, 2014, we did not engage in any transactions with Iran or with persons or entities related to Iran.
Blackstone CQP Holdco LP, an affiliate of The Blackstone Group L.P. (“Blackstone Group”), is a holder of approximately 29% of the outstanding equity interests of Cheniere Energy Partners, L.P. ("Cheniere Partners") and has three representatives on the board of directors of Cheniere Partners’ general partner. Accordingly, Blackstone Group may be deemed an “affiliate” of Cheniere Partners, as that term is defined in Exchange Act Rule 12b-2. Blackstone Group has included in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, disclosures pursuant to ITRA regarding one of its portfolio companies that may be deemed to be an affiliate of Blackstone Group. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, this portfolio company of Blackstone Group, through Blackstone Group’s ownership of Cheniere Partners, may also be deemed to be an affiliate of ours. We have not independently verified the disclosure described in the following paragraph.
Blackstone Group has reported that Travelport Limited (“Travelport”) has engaged in the following activities: as part of its global business in the travel industry, Travelport provides certain passenger travel-related GDS and airline IT services to Iran Air and airline IT services to Iran Air Tours. The gross revenues and net profits attributable to such activities during the quarter ended June 30, 2014 were reported to be approximately $161,000 and $117,000, respectively. Blackstone Group has reported that Travelport intends to continue these business activities with Iran Air and Iran Air Tours as such activities are either exempt from applicable sanctions prohibitions or specifically licensed by the Office of Foreign Assets Control.

ITEM 6.     EXHIBITS

Exhibits

An index to exhibits has been filed as part of this Amendment No. 1 beginning on page 3 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

Date: August 11, 2014	By:	/s/ Michael J. Wortley
Michael J. Wortley
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date: August 11, 2014	By:	/s/ Leonard Travis
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

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1ƒ	Cheniere Energy Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

ƒ	Filed with Original Filing.

+
Pursuant to Rule 406T of Regulation S-T, the interactive data files included on Exhibit 101 to the Original Filing are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

3