Form 10-Q
period 2014-09-30
Cheniere Energy Partners LP Holdings, LLC
filed 2014-10-30
CIK 1582966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of October 16, 2014, the issuer had 231,700,000 common shares outstanding.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
TABLE OF CONTENTS

i

PART I.        FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2014	2013
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$246	$—
Accounts receivable	114	161
Accounts receivable—affiliate	—	70
Prepaid expenses and other	64	—
Total current assets	424	231

Other non-current assets	818	122
Total assets	$1,242	$353

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued liabilities	$189	$95
Accrued liabilities—affiliates	2	39
Total current liabilities	191	134

Commitments and contingencies

Shareholders’ equity
Common shares: unlimited shares authorized, 231.7 million shares issued and outstanding at September 30, 2014 and December 31, 2013	664,931	664,931
Director voting share: 1 share authorized, issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Additional paid-in-capital	(271,757)	(271,757)
Accumulated deficit	(392,123)	(392,955)
Total shareholders’ equity	1,051	219
Total liabilities and shareholders’ equity	$1,242	$353

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended	Period from July 29, 2013 (Date of Inception) Through	Nine Months Ended	Period from July 29, 2013 (Date of Inception) Through
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Equity income from investment in Cheniere Partners	$5,084	$—	$15,253	$—

Expenses
General and administrative expense	199	—	916	—
General and administrative expense—affiliate	254	—	761	—
Total expenses	453	—	1,677	—

Net income	$4,631	$—	$13,576	$—

Net income per common share—basic and diluted	$0.02	$—	$0.06	$—

Weighted average number of common shares outstanding—basic and diluted	231,700	—	231,700	—

Cash dividends declared per common share	$0.019	$—	$0.055	$—

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance—December 31, 2013	231,700	$664,931	$(271,757)	$(392,955)	$219
Dividends to shareholders	—	—	—	(12,744)	(12,744)
Net income	—	—	—	13,576	13,576
Balance—September 30, 2014	231,700	$664,931	$(271,757)	$(392,123)	$1,051

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended	Period from July 29, 2013 (Date of Inception) Through
	September 30,	September 30,
	2014	2013
Cash flows from operating activities
Net income	$13,576	$—
Adjustments to reconcile net income to net cash used in operating activities:
Income from equity investment	(15,253)	—
Changes in operating assets and liabilities:
Accounts receivable	47	—
Accounts receivable—affiliate	70	—
Accrued liabilities	(3)	—
Accrued liabilities—affiliate	(37)	—
Other	(59)	—
Net cash used in operating activities	(1,659)	—

Cash flows from investing activities
Distributions from equity investment	15,253	—

Cash flows from financing activities
Dividends paid to shareholders	(12,744)	—
Other	(604)	—
Net cash used in financing activities	(13,348)	—

Net increase in cash and cash equivalents	246	—
Cash and cash equivalents—beginning of period	—	—
Cash and cash equivalents—end of period	$246	$—

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

At no time prior to the IPO, did we have any operations or own any interest in Cheniere Partners. After the IPO and as of September 30, 2014, our sole purpose was to own the Cheniere Partners units and we expect to have no significant assets or operations other than those related to our interest in Cheniere Partners.

As of September 30, 2014, we owned a 55.9% limited partner interest in Cheniere Partners.

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

Results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2014.

For further information, refer to the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Accounting for Investment in Cheniere Partners

As of September 30, 2014 and December 31, 2013, we owned a 55.9% limited partner interest in Cheniere Partners. In addition to the Cheniere Partners units, we own a non-economic voting interest in Cheniere GP Holding Company, LLC (“GP Holdco”), which holds a 100% indirect interest in Cheniere Partners’ general partner. This non-economic voting interest in GP Holdco allows us to control the appointment of four of the eleven members to the board of directors of Cheniere Partners’ general partner to oversee the operations of Cheniere Partners. Cheniere owns the sole share entitled to vote in the election of our directors (the “director voting share”). If Cheniere relinquishes the director voting share, which it may do in its sole discretion, or ceases to own greater than 25% of our outstanding shares, our non-economic voting interest in GP Holdco would be extinguished and we would cease to control GP Holdco. Cheniere may, at any time and without our consent, relinquish the director voting share, which would cause our non-economic voting interest in GP Holdco to be extinguished. Because Cheniere may relinquish the director voting share at any time and we have no variable interest in GP Holdco, we have determined that we cannot consolidate Cheniere Partners and must account for our investment in the Cheniere Partners units that we own using the equity method of accounting.

We record our share of Cheniere Partners’ net income (losses) in the period in which it is earned. The difference between our reported zero investment in Cheniere Partners as of both September 30, 2014 and December 31, 2013 and our ownership in Cheniere Partners’ reported net assets, excluding the beneficial conversion feature associated with Class B units as reported by

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Cheniere Partners, was due primarily to suspended losses and equity gains from Cheniere Partners’ sales of common units that were not recognized by us.

The equity method of accounting requires that our investment in Cheniere Partners be shown in our Balance Sheets as a single amount. Our initial investment in Cheniere Partners is recognized at cost, and this carrying amount is increased or decreased to recognize our share of income or loss of Cheniere Partners after the date of our initial investment in the Cheniere Partners units. As a result of our negative investment in Cheniere Partners and because we are not obligated to fund losses, we have a zero investment balance in Cheniere Partners as of both September 30, 2014 and December 31, 2013 and have suspended the use of the equity method for additional losses. After giving effect to our equity ownership in Cheniere Partners as though we had acquired the Cheniere Partners units we owned as a result of a merger of entities under common control, we had suspended losses of approximately $472 million and $203 million as of September 30, 2014 and December 31, 2013, respectively. Additional equity method losses that we incur will be credited directly to the suspended loss account.

Due to our zero investment balance in, and suspended losses of, Cheniere Partners as of both September 30, 2014 and December 31, 2013, we have historically and will continue to recognize distributions that we receive as a gain on our Statements of Income and a corresponding entry will be made to increase the suspended loss account. Only upon recovery of all suspended losses through future earnings will equity income be reported on our Statements of Income and future distributions reduce the carrying amount of our investment in Cheniere Partners.

NOTE 3—CAPITALIZATION

Cheniere Holdings’ authorized capital structure consists of common shares and a director voting share. No owner of Cheniere Holdings shall be liable for Cheniere Holdings’ debts, liabilities or obligations beyond such owner’s capital contribution. At September 30, 2014, our issued capitalization consisted of 231.7 million common shares, of which 195.7 million common shares were owned by Cheniere and its affiliates and 36.0 million common shares were owned by the public, and one director voting share owned by Cheniere and its affiliates. We are authorized to issue an unlimited number of common shares. Additional classes or series of securities may be created with the approval of our board of directors, provided that any such additional class or series must be approved by a vote of holders of a majority of our outstanding shares.

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

Class B Units

We own 45,333,334 Class B units. The Class B units are not entitled to receive cash distributions except in the event of a liquidation of Cheniere Partners (or a merger, consolidation or other combination of Cheniere Partners with another person or the sale of all or substantially all of the assets of Cheniere Partners). The Class B units are subject to conversion, mandatorily or at

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

the option of the holders of the Class B units under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. On a quarterly basis beginning on the initial purchase of the Class B units and ending on the conversion date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter, subject to additional upward adjustment for certain equity and debt financings. The accreted conversion ratio of the Class B units owned by Cheniere Holdings and Blackstone CQP Holdco LP (“Blackstone”) was 1.37 and 1.34, respectively, as of September 30, 2014. We expect the Class B units to mandatorily convert into common units within 90 days of the substantial completion date of Train 3, which we currently expect to occur before March 31, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time.

NOTE 5—SUMMARIZED FINANCIAL INFORMATION FOR CHENIERE ENERGY PARTNERS, L.P.

Our results of operations and financial condition are dependent on the performance of Cheniere Partners. The following tables are summarized Consolidated Statements of Operations and Consolidated Balance Sheets information for Cheniere Partners. Additional information on Cheniere Partners’ results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.

Summarized Cheniere Energy Partners, L.P. Consolidated Statements of Operations Information
(in thousands)
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues (including transactions with affiliates)	$67,590	$67,446	$202,139	$201,192
Expenses (including transactions with affiliates)	(69,646)	(90,803)	(206,835)	(239,306)
Other expense	(41,184)	(74,752)	(334,501)	(158,737)
Net loss	$(43,240)	$(98,109)	$(339,197)	$(196,851)

Summarized Cheniere Energy Partners, L.P. Consolidated Balance Sheets Information
(in thousands)
	September 30,	December 31,
	2014	2013
	(unaudited)
Current assets	$702,960	$613,128
Non-current assets	9,970,182	7,903,655
Total assets	$10,673,142	$8,516,783

Current liabilities	$408,337	$265,887
Non-current liabilities	9,038,494	6,611,152
Partners’ equity	1,226,311	1,639,744
Total liabilities and partners’ equity	$10,673,142	$8,516,783

During the second quarter of 2014, four lawsuits were filed in the Court of Chancery of the State of Delaware (the “Court”) against Cheniere and/or certain of its present and former officers and directors that challenge the manner in which abstentions were treated in connection with the stockholder vote on Amendment No. 1 to the Cheniere Energy, Inc. 2011 Incentive Plan (“Amendment No. 1”), pursuant to which, among other things, the number of shares of common stock available for issuance under the Cheniere Energy, Inc. 2011 Incentive Plan (the “2011 Plan”) was increased from 10 million to 35 million shares. The lawsuits contend that abstentions should have been counted as “no” votes in tabulating the outcome of the vote and that the stockholders did not approve Amendment No. 1 when abstentions are counted as such. The lawsuits further contend that portions of the Amended and Restated Bylaws of Cheniere Energy, Inc. adopted on April 3, 2014 are invalid and that certain disclosures relating to these matters made by Cheniere are misleading. The lawsuits assert claims for breach of contract and breach of fiduciary duty (both on a class and a derivative basis) and claims for unjust enrichment (on a derivative basis). The lawsuits seek, among other things, a declaration that the February 1, 2013 stockholder vote on Amendment No. 1 is void, disgorgement of all compensation distributed

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

as a result of Amendment No. 1, voiding the awards made from the shares reserved pursuant to Amendment No. 1 and monetary damages. On June 16, 2014, Cheniere filed a verified application with the Court pursuant to 8 Del. C. § 205 (the “Section 205 Action”) in which it asks the Court to declare valid the issuance, pursuant to the 2011 Plan, of the 25 million additional shares of common stock of Cheniere covered by Amendment No. 1, whether occurring in the past or the future. On June 27, 2014, the Court entered an order staying the stockholder litigation pending resolution of the Section 205 Action. On July 11, 2014, Cheniere filed a memorandum of law in support of its motion for judgment on Application I asserted in the Section 205 Action (that it correctly tabulated votes in connection with the stockholder vote on Amendment No. 1). On July 25, 2014, certain of the plaintiffs in the lawsuits (who have been given permission to intervene in the Section 205 Action) filed a brief in opposition to Cheniere’s motion for judgment on Application I in the Section 205 Action. Briefing on these issues was completed on August 20, 2014, and the Court held a hearing on the motion on August 26, 2014.

The parties to the above-referenced lawsuits and the Section 205 Action have reached a memorandum of understanding (the “MOU”), subject to its terms and conditions, including receipt, among other things, of Court approval, to resolve the litigation. The MOU contemplates the dismissal with prejudice of the stockholder actions and the Section 205 Action and a release being granted to the defendants by the plaintiffs and a class of Cheniere’s stockholders. As part of the contemplated settlement: (i) the parties will request that the Court validate, pursuant to 8 Del. C. § 205, all awards made pursuant to Amendment No. 1 (whether vested or unvested) and declare that recipients of such awards are entitled to keep their awarded shares; (ii) except with respect to the unawarded shares discussed below, Cheniere will not seek stockholder approval for any stock-based compensation prior to January 1, 2017, such that no stock based compensation will be awarded to company executives, directors or consultants other than to the extent stockholders have already approved such compensation or such compensation was approved pursuant to 8 Del. C. § 205 (notwithstanding the foregoing, authorized stock (unissued or treasury) may be used to compensate new employees and a cash pay award (bonus, incentive, etc.) tied to the performance of Cheniere’s stock shall not constitute stock-based compensation); (iii) all compensation-related votes through September 17, 2022 will be subject to a majority of the shares present and entitled to vote standard (pursuant to which abstentions will be counted as the functional equivalent of “no” votes and broker non-votes will not be considered in determining the outcome of the resolution, but will be counted for purposes of establishing a quorum); and (iv) the Compensation Committee will be comprised exclusively of independent directors as defined by the NYSE MKT (or the rules of the primary exchange on which Cheniere’s common stock is listed in the future). With respect to the shares authorized pursuant to Amendment No. 1, but not awarded: (i) Cheniere will not award any of these shares unless the issuance of the shares is approved by a new stockholder vote; (ii) no earlier than 90-days after Court approval of the settlement, Cheniere may submit the issue of the unawarded shares to a stockholder vote; and (iii) if stockholders approve issuance of the unawarded shares, no more than 1 million of those shares may be awarded to Mr. Souki.

Consummation of the settlement is subject to several conditions including (i) completion of confirmatory discovery; (ii) agreement on an appropriate stipulation of settlement and such other documentation as may be required to obtain final approval of the settlement; and (iii) approval of all aspects of the settlement. The MOU requires the settlement to be submitted for Court approval within 60 days from the date of the MOU. Cheniere has also agreed that plaintiffs’ counsel is entitled to a fee in connection with the resolution of the Stockholder Actions, which fee will be paid by defendants, their insurance carrier, Cheniere or any combination thereof. The amount of the fee has not yet been determined.

The outcome of this litigation may impact the amount of operating expenses that Cheniere charged to Cheniere Partners under the Sabine Pass LNG and Sabine Pass Liquefaction operation and maintenance agreements discussed in Note 8—“Related Party Transactions” in Cheniere Partners’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, which is included in this filing as Exhibit 99.1 and incorporated herein by reference. This litigation may also impact the amount of our suspended losses as we have suspended the use of the equity method for additional losses as described in Note 2—“Basis of Presentation.” Given the stage of this ongoing litigation, Cheniere currently cannot reasonably estimate a range of potential loss, if any, related to this matter.

NOTE 6—RELATED PARTY TRANSACTIONS

Services Agreement

Effective December 18, 2013, we, Cheniere and Cheniere LNG Terminals, LLC, a wholly owned subsidiary of Cheniere, entered into a services agreement (the “Services Agreement”). The Services Agreement provides that we pay Cheniere a fixed fee of $1.0 million per year (payable quarterly in installments of $250,000 per quarter, in arrears), subject to adjustment for inflation,

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

for certain general and administrative services, including the services of our directors and officers who are also directors and executive officers of Cheniere. In addition, we pay directly for, or reimburse Cheniere for, certain third-party general and administrative expenses incurred. Cheniere also provides us with cash management services, including treasury services with respect to the payment of dividends and allocation of reserves for taxes. During the three and nine months ended September 30, 2014, we recorded general and administrative expense—affiliate of $0.3 million and $0.8 million, respectively, under the Services Agreement.

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

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 8—DISTRIBUTIONS RECEIVED AND DIVIDENDS PAID

The following provides a summary of distributions received from Cheniere Partners during the nine months ended September 30, 2014:

Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Total Distribution Received (in thousands)
August 14, 2014	April 1 - June 30, 2014	$0.425	$5,084
May 15, 2014	January 1 - March 31, 2014	0.425	5,084
February 14, 2014	October 1 - December 31, 2013	0.425	5,084

On October 24, 2014, the board of directors of Cheniere Partners’ general partner declared a cash distribution of $0.425 per common unit with respect to the third quarter of 2014. The distribution attributable to our interest in Cheniere Partners, totaling $5.1 million, is to be paid to us on November 14, 2014. We have used these distributions from Cheniere Partners to establish cash reserves to pay general and administrative expenses (including affiliate) and to pay dividends.

The following provides a summary of dividends paid by us during the nine months ended September 30, 2014:

Date Paid	Period Covered by Dividend	Dividend Per Share	Total Dividend Paid (in thousands)
August 28, 2014	April 1 - June 30, 2014	$0.019	$4,402
May 30, 2014	January 1 - March 31, 2014	0.019	4,402
March 3, 2014	October 1 - December 31, 2013	0.017	3,939

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Regarding Forward-Looking Statements
This quarterly report contains certain statements that are, or may be deemed to be, “forward-looking statements.” All statements, other than statements of historical facts, included herein or incorporated herein by reference are “forward-looking statements.” Because substantially all of our assets consist of our interest in the limited partner interests of Cheniere Energy Partners, L.P. (“Cheniere Partners”), many of these statements primarily relate to Cheniere Partners’ business. Included among “forward-looking statements” are, among other things:

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

•
statements relating to the construction of Cheniere Partners’ proposed liquefaction facilities and natural gas liquefaction trains (“Trains”), including statements concerning the engagement of any engineering, procurement and construction (“EPC”) contractor or other contractor and the anticipated terms and provisions of any agreement with any EPC or other contractor, and anticipated costs related thereto;

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

Class B Units

We own 45,333,334 Class B units. The Class B units are not entitled to receive cash distributions except in the event of a liquidation of Cheniere Partners, a merger, consolidation or other combination of Cheniere Partners with another person or the sale of all or substantially all of the assets of Cheniere Partners. The Class B units are subject to conversion, mandatorily or at the option of the holders of the Class B units under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. The conversion value of the Class B units increases at a compounded rate of 3.5% per quarter subject to additional upward adjustment for certain equity and debt financings. As of September 30, 2014, the accreted conversion ratio of the Class B units owned by us and Blackstone CQP Holdco LP (“Blackstone”) was 1.37 and 1.34, respectively. We expect the Class B units to mandatorily convert into common units within 90 days of the substantial completion date of Train 3, which we currently expect to be prior to March 31, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time. The following table illustrates the number of common units into which the Class B units held by us and Blackstone would convert at the dates specified below (amounts in thousands) and our and Blackstone’s percentage ownership of Cheniere Partners’ then outstanding limited partner interests, assuming that none of the outstanding Class B units are optionally converted prior to the dates set forth in the table and that no additional limited partner interests are issued by Cheniere Partners prior to such dates:

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

Our Relationship with Cheniere Partners

We own common units, Class B units and subordinated units of Cheniere Partners (collectively, the “Cheniere Partners units”) representing an aggregate of approximately 55.9% of the outstanding Cheniere Partners units. As a result of our non-economic voting interest in Cheniere GP Holding Company, LLC (“GP Holdco”), which holds a 100% interest in Cheniere Partners’ general partner, we control GP Holdco and indirectly control the appointment of four of the eleven members of the board of directors of Cheniere Partners’ general partner. If Cheniere relinquishes the director voting share, which it may do in its sole discretion, or ceases to own greater than 25% of our outstanding shares, our non-economic voting interest in GP Holdco would be extinguished and we would cease to control GP Holdco. Because our only assets are limited partner interests in Cheniere Partners and we are therefore dependent on the results of operations and financial condition of Cheniere Partners, we believe that the discussion and analysis of Cheniere Partners’ financial condition and results of operations is important to our shareholders. Therefore, Cheniere Partners’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 has been included in this filing as Exhibit 99.1 and incorporated herein by reference.

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents of $0.2 million. Our capital structure consists only of common shares, of which 195.7 million shares are owned by Cheniere and 36.0 million shares were sold by us in our IPO and are owned by the public, and one director voting share, which is held by Cheniere. We are authorized to issue an unlimited number of additional common shares. Additional classes or series of securities may be created with the approval of the Board, provided that any such additional class or series must be approved by a vote of holders of a majority of our outstanding shares. Our shareholders will not have preemptive or preferential rights to acquire additional common shares or other classes of our securities.

In August 2014, we filed a registration statement with the SEC with respect to an offering of 10.1 million of our common shares. Once completed, we expect to use the net proceeds of the offering of these common shares to redeem 10.1 million shares that are currently owned by Cheniere. Upon completion of this offering, Cheniere will own 185.6 million of our common shares.

Cheniere provides certain general and administrative services pursuant to the Services Agreement. We pay a fixed fee of $1.0 million per year (payable quarterly in installments of $250,000 per quarter, in arrears), subject to adjustment for inflation, for certain general and administrative services, including the services of our directors and officers who are also directors and executive officers of Cheniere. In addition, we pay directly for, or reimburse Cheniere for, certain third-party general and administrative expenses incurred. Cheniere also provides us with cash management services, including treasury services with respect to the payment of dividends and allocation of reserves for taxes. During the three and nine months ended September 30, 2014, we recorded general and administrative expense—affiliate of $0.3 million and $0.8 million, respectively, under the Services Agreement.

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

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the nine months ended September 30, 2014, and the period from July 29, 2013 (date of inception) through September 30, 2013. Additional discussion of these items follows the table.

	Nine Months Ended	Period from July 29, 2013 (Date of Inception) Through
	September 30,	September 30,
	2014	2013
Sources of cash and cash equivalents
Distributions from equity investment	$15,253	$—

Uses of cash and cash equivalents
Dividends paid to common shareholders	(12,744)	—
Operating cash flow	(1,659)	—
Other	(604)
Total uses of cash and cash equivalents	(15,007)	—

Net increase in cash and cash equivalents	246	—
Cash and cash equivalents—beginning of period	—	—
Cash and cash equivalents—end of period	$246	$—

Distributions from Equity Investment

During the nine months ended September 30, 2014, we received cash distributions of $15.3 million from Cheniere Partners.

Dividends Paid to Common Shareholders

During the nine months ended September 30, 2014, we paid cash dividends of $12.7 million to our common shareholders in accordance with our LLC Agreement as described above.

Operating Cash Flow

Operating cash flow is primarily the result of the payment of general and administrative expenses (including affiliate).

Results of Operations

Equity Income from Investment in Cheniere Partners

We use the equity method of accounting for our limited partner ownership interest in Cheniere Partners. The equity method of accounting requires that our investment in Cheniere Partners be shown in our balance sheets as a single amount. Our initial investment in Cheniere Partners was recognized at cost, and this carrying amount is increased or decreased to recognize our share of income or loss of Cheniere Partners after the date of our initial investment in the Cheniere Partners units. As a result of our negative investment in Cheniere Partners and because we are not obligated to fund losses, we have a zero investment balance in Cheniere Partners as of both September 30, 2014 and December 31, 2013, and have suspended the use of the equity method for additional losses. After giving effect to our equity ownership in Cheniere Partners as though we had acquired the Cheniere Partners units we owned as a result of a merger of entities under common control, we had suspended losses of approximately $472 million and $203 million as of September 30, 2014 and December 31, 2013, respectively. The suspended loss account will be increased or decreased by our share of Cheniere Partners’ future losses or earnings, respectively.  Due to our zero investment balance in, and suspended losses of, Cheniere Partners as of both September 30, 2014 and December 31, 2013, we have historically and will continue to recognize distributions that we receive as a gain on our Statements of Income and a corresponding entry will be made to increase the suspended loss account. Once we have recovered all suspended losses through our share of Cheniere Partners’ future earnings, the equity income or loss from our share of Cheniere Partners’ future earnings will be reported on our income statements.  In addition, future distributions we receive from Cheniere Partners would then reduce the carrying amount of our investment in Cheniere Partners.  For the three and nine months ended September 30, 2014, we recognized $5.1 million and $15.3 million, respectively, of equity income from our investment in Cheniere Partners resulting from quarterly distributions from Cheniere Partners paid to us in 2014.

The following table summarizes Consolidated Statements of Operations information for Cheniere Partners. Additional information on Cheniere Partners’ results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, included in this filing as Exhibit 99.1 and incorporated herein by reference.

Cheniere Energy Partners, L.P. and Subsidiaries
(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)
Revenues (including transactions with affiliates)	$67,590	$67,446	$202,139	$201,192
Expenses (including transactions with affiliates)	(69,646)	(90,803)	(206,835)	(239,306)
Other expense	(41,184)	(74,752)	(334,501)	(158,737)
Net loss	$(43,240)	$(98,109)	$(339,197)	$(196,851)

General and Administrative Expenses (including affiliate)

Our general and administrative expenses (including affiliate) are associated with managing our business and affairs. For the three and nine months ended September 30, 2014, we incurred total general and administrative expenses (including affiliate) of $0.5 million and $1.7 million, respectively. These expenses included $0.3 million and $0.8 million for the three and nine months ended September 30, 2014, respectively, related to services provided by Cheniere under the Services Agreement necessary for the conduct of our business, such as accounting, legal, tax, information technology and other expenses. The remaining expenses were primarily related to professional services rendered by third parties. There was no general and administrative cost prior to our IPO.

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no “off-balance sheet arrangements” that may have a current or future material effect on our financial position or results of operations.

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

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) amended its guidance on revenue recognition. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not permitted. This guidance can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact of the provisions of this guidance on our financial position, results of operations and cash flows.

In August 2014, the FASB issued authoritative guidance that requires an entity’s management to evaluate, for each reporting period, whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. Additional disclosures are required if management concludes that conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This guidance is effective for annual reporting periods ending after December 15, 2016, and for annual periods and interim periods thereafter, with earlier adoption permitted. The adoption of this guidance is not expected to have an impact on our financial statements or related disclosures.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The nature of our business and operations is such that no activities or transactions are conducted or entered into by us that would require us to have a discussion under this item.

For a discussion of these matters as they pertain to Cheniere Partners, please read Part II, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” in the Cheniere Partners Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, which is included in this filing as Exhibit 99.1 and incorporated herein by reference, as activities of Cheniere Partners have an impact on our results of operations and financial position.

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

PART II.    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of September 30, 2014, there were no pending legal matters that could reasonably be expected to have a material adverse impact on our results of operations, financial position or cash flows.

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

The parties to the above-referenced lawsuits and the Section 205 Action have reached a memorandum of understanding (the “MOU”), subject to its terms and conditions, including receipt, among other things, of Court approval, to resolve the litigation. The settlement is contingent on, among other things, the completion of confirmatory discovery, agreement on an appropriate stipulation of settlement and such other documentation as may be required to obtain final approval of the settlement and approval of all aspects of the settlement. The MOU requires submission of a stipulation to the Court within 60 days of execution of the MOU. The parties are presently engaged in the confirmatory discovery process.

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

ITEM 5.    OTHER INFORMATION
Compliance Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended September 30, 2014, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During the quarter ended September 30, 2014, we did not engage in any transactions with Iran or with persons or entities related to Iran.

ITEM 6.     EXHIBITS

Exhibit No.	Description
10.1
Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between Sabine Pass Liquefaction, LLC and Cheniere Marketing, LLC. (Incorporated by reference to Exhibit 10.1 to Sabine Pass Liquefaction’s Current Report on Form 8-K (SEC File No. 333-192373), filed on August 11, 2014)

10.2
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00036 Future Tie-Ins and Jeff Davis Invoices, dated July 9, 2014 (Incorporated by reference to Exhibit 10.23 to Sabine Pass Liquefaction, LLC’s Registration on Form S-4 (SEC File No. 333-198358) filed on August 26, 2014)

10.3
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00014 Additional 13.8kv Circuit Breakers and Misc. Items, dated July 14, 2014 (Incorporated by reference to Exhibit 10.28 to Sabine Pass Liquefaction, LLC’s Registration on Form S-4 (SEC File No. 333-198358) filed on August 26, 2014)

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Cheniere Energy Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

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

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

Date: October 30, 2014	By:	/s/ Michael J. Wortley
Michael J. Wortley
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date: October 30, 2014	By:	/s/ Leonard Travis
Leonard Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)