Form 10-K
period 2014-12-31
Cheniere Energy Partners LP Holdings, LLC
filed 2015-02-20
CIK 1582966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from            to
Commission File No. 001-36234
Cheniere Energy Partners LP Holdings, LLC
(Exact name of registrant as specified in its charter)

Delaware	36-4767730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Milam Street, Suite 1900 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (713) 375-5000
Securities registered pursuant to Section 12(b) of the Act:

Common Shares	NYSE MKT
(Title of Class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $894.2 million as of June 30, 2014.
As of January 29, 2015, the registrant had 231,700,000 common shares outstanding.
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

•
statements regarding our or Cheniere Partners’ business strategy, strengths, business and operation plans or any other plans, forecasts, projections or objectives, including anticipated revenues and capital expenditures, any or all of which are subject to change;

•
statements regarding legislative, governmental, regulatory, administrative or other public body actions, approvals, requirements, permits, applications, filings, investigations, proceedings or decisions;

•	statements regarding Cheniere Partners’ anticipated LNG and natural gas marketing activities; and

•	any other statements that relate to non-historical or future information.
All of these types of statements, other than statements of historical fact, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this annual report are largely based on our and Cheniere Partners’ expectations, which reflect estimates and assumptions made by management of the respective entities. These estimates and assumptions reflect our and Cheniere Partners’ best judgment based on currently known market conditions and other factors. Although we and Cheniere Partners believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this annual report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements due to factors described in this annual report and in the reports and other information that we file with the Securities and Exchange Commission (“SEC”). These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ii

PART I

ITEM 1.    BUSINESS

General

We are a publicly traded Delaware limited liability company formed by Cheniere Energy, Inc. (“Cheniere”) (NYSE MKT: LNG) to hold its limited partner interests in Cheniere Partners, a publicly traded limited partnership (NYSE MKT: CQP). Our only business consists of owning Cheniere Partners’ limited partner units (“Cheniere Partners units”), along with cash or other property that we receive as distributions in respect of such units, and, accordingly, our results of operations and financial condition are dependent on the performance of Cheniere Partners. Therefore, Cheniere Partners’ Annual Report on Form 10-K for the year ended December 31, 2014, has been included in this filing as Exhibit 99.1 and incorporated herein by reference (the “Cheniere Partners Annual Report”). Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company,” or “Cheniere Holdings” are intended to refer to Cheniere Energy Partners LP Holdings, LLC.

Cheniere Partners owns and operates the LNG regasification facilities at the Sabine Pass LNG terminal located on the Sabine Pass deep water shipping channel less than four miles from the Gulf Coast through its wholly owned subsidiary, Sabine Pass LNG, L.P. (“Sabine Pass LNG”). Cheniere Partners is developing and constructing natural gas liquefaction facilities at the Sabine Pass LNG terminal adjacent to the existing regasification facilities through its wholly owned subsidiary, Sabine Pass Liquefaction, LLC (“Sabine Pass Liquefaction”). Cheniere Partners also owns the 94-mile Creole Trail Pipeline through its wholly owned subsidiary, Cheniere Creole Trail Pipeline, L.P. (“CTPL”), which interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines.

When Cheniere Partners makes cash distributions to us with respect to our Cheniere Partners units, we will pay dividends to our shareholders consisting of the cash that we receive from Cheniere Partners, less income taxes and reserves established by our board of directors (“Board”). Cheniere Partners has paid the initial quarterly distribution amount of $0.425 per common unit, or $1.70 per common unit on an annualized basis, for each fiscal quarter since its initial public offering in March 2007. Cheniere Partners has not made any cash distributions in respect of the subordinated units with respect to the quarters ended on or after June 30, 2010.

We have elected to be treated as a corporation for U.S. federal income tax purposes. As a result, an owner of our shares will not report any of our items of income, gain, loss and deduction on its U.S. federal income tax return, nor will an owner of our shares receive a Schedule K-1. Our shareholders also are not subject to state income tax filings in the various states in which Cheniere Partners conducts operations as a result of owning our shares. Like dividends paid by a corporation, dividends received by our shareholders are reported on a Form 1099-DIV and subject to U.S. federal income tax, as well as any applicable state or local income tax.

As of December 31, 2014, we owned a 55.9% limited partner interest in Cheniere Partners and Cheniere owned, indirectly through Cheniere GP Holding Company, LLC (“GP Holdco”), the general partner of Cheniere Partners and the incentive distribution rights in Cheniere Partners. In addition, we owned a non-economic voting interest in GP Holdco that allows us to control GP Holdco and the appointment of four of the eleven members to the board of directors of the general partner of Cheniere Partners to oversee the operations of Cheniere Partners. If Cheniere relinquishes its director voting share in us, which it may do in its sole discretion, or ceases to own greater than 25% of our outstanding shares (a “Cheniere Separation Event”), our non-economic voting interest in GP Holdco would be extinguished and we would cease to control GP Holdco.

The following diagram depicts our abbreviated capital structure, including our ownership of Sabine Pass LNG, Sabine Pass Liquefaction and CTPL, and Cheniere’s ownership in us as of January 31, 2015:

Cheniere Energy, Inc.
NYSE MKT: LNG
100% Economic Interest
80.1% Ownership Interest
Public Cheniere Holdings Shareholders
Cheniere GP Holding Company, LLC
19.9% Interest
Non-Economic Voting Interest
Cheniere Energy Partners LP Holdings, LLC
NYSE MKT: CQH
100% Ownership Interest
Cheniere Energy Partners GP, LLC
55.9% Interest
2.0% General Partner Interest & IDRs
Cheniere Energy Partners, L.P.
NYSE MKT: CQP
Blackstone (BX) 29.0%
Public 13.1%
100% Interest
Sabine Pass LNG, L.P.
Sabine Pass Liquefaction, LLC
Cheniere Creole Trail Pipeline, L.P.
$1.7 b 7.50% Senior Secured Notes due 2016
$0.4 b 6.50% Senior Secured Notes due 2020
$2.7 b Credit Facilities
$2.0 b 5.625% Senior Secured Notes due 2021
$1.0 b 6.250% Senior Secured Notes due 2022
$1.5 b 5.625% Senior Secured Notes due 2023
$2.0 b 5.750% Senior Secured Notes due 2024
$0.4 b Term Loan due 2017

Our Business Purpose

Our primary business purpose is to:

•	own and hold Cheniere Partners units;

•
pay dividends on our shares from the distributions that we receive from Cheniere Partners, less income taxes and any reserves established by our Board to pay our company expenses and amounts due under our services agreement (the “Services Agreement”) with a wholly owned subsidiary of Cheniere to service and reduce indebtedness that we may incur and for company purposes, in each case as permitted by our limited liability company agreement (“LLC Agreement”);

•
simplify tax reporting requirements for investors by issuing a Form 1099-DIV with respect to the dividends received on our shares rather than a Schedule K-1 that would be received as a unitholder of Cheniere Partners; and

•	designate members of the board of directors of Cheniere Partners’ general partner to oversee the operations of Cheniere Partners.

Our Business

Our business consists of owning the following Cheniere Partners units, along with cash or other property that we receive as distributions in respect of such Cheniere Partners units:

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

•
the “adjusted operating surplus” (as defined in the Third Amended and Restated Agreement of Limited Partnership of Cheniere Partners, dated as of August 9, 2012 (the “Partnership Agreement”)) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the initial quarterly distributions on all of the outstanding common units (assuming conversion of the Class B units), subordinated units, general partner units and any other outstanding units that are senior or equal in right of distribution to the subordinated units during those periods on a fully diluted basis; and

•	there are no arrearages in payment of the initial quarterly distribution on the common units.
Expiration of the Subordination Period
When the subordination period expires, each outstanding subordinated unit will convert into one common unit and will then participate pro rata with the other common units in distributions of available cash. In addition, if the Cheniere Partners’ unitholders remove its general partner other than for cause and units held by the general partner and its affiliates are not voted in favor of such removal:

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
Early Conversion of Subordinated Units

The subordination period will automatically terminate and all of the subordinated units will convert into common units on a one-for-one basis on the first business day following the distribution of available cash to partners in respect of any quarter that each of the following occurs:

•
in connection with distributions of available cash from operating surplus, the amount of such distributions constituting “contracted adjusted operating surplus” (as defined in the Partnership Agreement) on each outstanding common unit (assuming conversion of the Class B units), subordinated unit and any other outstanding unit that is senior or equal in right of distribution to the subordinated units equaled or exceeded $0.638 (150% of the initial quarterly distribution) for each quarter in the four-quarter period immediately preceding that date;

•
the contracted adjusted operating surplus generated during each quarter in the four-quarter period immediately preceding that date equaled or exceeded the sum of a distribution of $0.638 (150% of the initial quarterly distribution) on all of the outstanding common units (assuming conversion of the Class B units), subordinated units, general partner units, any other units that are senior or equal in right of distribution to the subordinated units, and any other equity securities that are junior to the subordinated units that the board of directors of Cheniere Partners’ general partner deems to be appropriate for the calculation, after consultation with management of Cheniere Partners’ general partner, on a fully diluted basis; and

•	there are no arrearages in payment of the initial quarterly distribution on the common units.
Class B Units

We own 45,333,334 Class B units. The Class B units are not entitled to receive cash distributions except in the event of a liquidation of Cheniere Partners, a merger, consolidation or other combination of Cheniere Partners with another person or the sale of all or substantially all of the assets of Cheniere Partners. The Class B units are subject to conversion, mandatorily or at the option of the holders of the Class B units under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. The conversion value of the Class B units increases at a compounded rate of 3.5% per quarter subject to additional upward adjustment for certain equity and debt financings. As of December 31, 2014, the accreted conversion ratio of the Class B units owned by us and Blackstone CQP Holdco LP (“Blackstone”) was 1.41 and 1.39, respectively. We expect the Class B units to mandatorily convert into common units within 90 days of the substantial completion date of Train 3, which we currently expect to be prior to March 31, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time. The following table illustrates the number of common units into which the Class B units held by us and Blackstone would convert at the dates specified below (amounts in thousands) and our and Blackstone’s percentage ownership of Cheniere Partners’ then outstanding limited partner interests, assuming that none of the outstanding Class B units are optionally converted prior to the dates set forth in the table and that no additional limited partner interests are issued by Cheniere Partners prior to such dates:

	December 31, 2015(1)	December 31, 2016	December 31, 2017	December 31, 2018	July 9, 2019
Cheniere Holdings:
Number of Common Units	73,491	84,357	96,792	110,060	119,362
Percentage Ownership	50.9%	49.4%	47.9%	46.5%	45.8%
Blackstone:
Number of Common Units	159,371	182,881	209,782	240,640	258,550
Percentage Ownership	36.7%	39.0%	41.2%	43.3%	44.4%

(1)
Information as of December 31, 2015 is presented for informational purposes only. We do not believe that the Class B units will convert, either mandatorily or optionally, into common units prior to such date.

Employees

We have no employees and rely on Cheniere, via the Services Agreement, to manage all aspects of the conduct of our business. As of January 31, 2015, Cheniere and its subsidiaries had 642 full-time employees.

Available Information

Our common shares have been publicly traded since December 20, 2013, and are traded on the NYSE MKT under the symbol “CQH.” Our principal executive offices are located at 700 Milam Street, Suite 1900, Houston, Texas 77002, and our telephone number is (713) 375-5000. Our internet address is www.cheniere.com. We provide public access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC. Cheniere Partners also provides public access to its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after the materials are electronically filed with, or furnished to, the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our reports and those of Cheniere Partners may be accessed free of charge through our internet website. We make our website content available for informational purposes only. The website should not be relied upon for investment purposes and is not incorporated by reference into this Form 10-K.

We will also make available to any shareholder, without charge, copies of our Annual Report on Form 10-K as filed with the SEC. For copies of this, or any other filing, please contact: Cheniere Energy Partners LP Holdings, LLC, Investor Relations Department, 700 Milam Street, Suite 1900, Houston, Texas 77002 or call (713) 375-5000. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (www.sec.gov) that contains reports and other information regarding issuers, like us, that file electronically with the SEC.

ITEM 1A.     RISK FACTORS

The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates or expectations contained in our forward-looking statements. In addition, the risk factors described in the Cheniere Partners Annual Report could affect the financial performance of Cheniere Partners, and consequently us, or could cause Cheniere Partners’ actual results to differ materially from estimates or expectations contained in Cheniere Partners’ forward-looking statements. We and Cheniere Partners may encounter risks in addition to those described. Additional risks and uncertainties not currently known to us or Cheniere Partners, or that we or Cheniere Partners currently deem to be immaterial, may also impair or adversely affect the business, contracts, financial condition, operating results, cash flows, liquidity and prospects of Cheniere Partners or us. Please also read the “Risk Factors” within the Cheniere Partners Annual Report.
The risk factors in this report are grouped into the following categories:

•	Risks Relating to the Ownership of Our Shares; and

•	Tax Risks.

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

Our only cash-generating assets are our limited partner interests in Cheniere Partners. Our cash flows are therefore completely dependent upon the ability of Cheniere Partners to make distributions to its unitholders. Cheniere Partners may not be successful in its efforts to maintain or increase its cash available for distribution on its units. The amount of cash that Cheniere Partners can distribute each quarter to its unitholders principally depends upon the items discussed in Cheniere Partners’ Annual Report under Item 1.A “Risk Factors—Risks Relating to Our Cash Distributions.” Because of these factors, Cheniere Partners may not have sufficient available cash each quarter to continue to pay quarterly distributions in respect of the common units at its most recently paid amount of $0.425 per unit or any other amount, and Cheniere Partners may not have sufficient available cash each quarter to make any distributions in respect of the subordinated units. In addition, if Cheniere Partners does not continue to pay quarterly distributions, we will not be able to continue to pay dividends to our shareholders. Consistent with the terms of our partnership agreement, Cheniere Partners distributes to its partners all of its available cash each quarter. To the extent Cheniere Partners does not have sufficient cash reserves or is unable to finance growth externally, its cash distribution policy will significantly impair its ability to grow. Furthermore, to the extent Cheniere Partners issues additional units in connection with any acquisitions or expansion capital projects, the payment of distributions on those additional units may increase the risk that Cheniere Partners will be unable to maintain or increase its per unit distribution level, which in turn may lower the amount of cash that we have available to pay dividends on our outstanding shares.

If we issue additional shares or incur debt, the amount of cash that we have available to pay dividends on our outstanding shares could be reduced.

The amount of cash that we have available to pay dividends on our shares will be reduced by, among other things, income taxes and reserves established by our Board.

Our LLC Agreement requires us to pay dividends on our shares equal to the amount of cash distributions received from Cheniere Partners in respect of our Cheniere Partners units, less income taxes and any reserves established by our Board. Given that our only cash-generating assets are limited partner interests in Cheniere Partners, and we currently have no independent operations separate from those of Cheniere Partners, we may not have enough cash to meet our needs if our general and administrative expenses increase or if Cheniere Partners’ cash needs increase, resulting in a reduction in Cheniere Partners’ distributions.

Furthermore, under the Services Agreement, we pay administrative fees to an affiliate of Cheniere and reimburse it for expenses incurred on our behalf. We may also incur administrative and other expenses directly to operate our company. The payment of fees and the reimbursement of expenses to Cheniere, as well as the incurrence of expenses, reduces our ability to pay cash dividends to our shareholders. We expect the total costs payable under the Services Agreement, together with any third-party costs we pay directly, to be approximately $2.5 million per year. If a Cheniere Separation Event takes place, our directors and officers who are also directors or officers of Cheniere would resign. However, the Services Agreement would not automatically terminate. At such time, we expect that we will have increased costs related to hiring new officers and financial or business consultants.

If we cease to control GP Holdco, we may be deemed an “investment company,” which could impose restrictions on us.

We rely on an exemption from being regulated as an investment company under the Investment Company Act of 1940, as amended (“the Investment Company Act”) available to companies engaged in a non-investment company business through a controlled subsidiary. However, if we cease to control GP Holdco for any reason, we may be deemed to be an “investment company” within the meaning of the Investment Company Act. If Cheniere’s ownership is reduced to less than 25% of our outstanding shares or if Cheniere otherwise relinquishes the director voting share, which it may do in its sole discretion, our non-economic voting interest in GP Holdco will be extinguished. Our non-economic voting interest in GP Holdco allows us to control GP Holdco and indirectly to appoint four of the eleven directors to the board of directors of Cheniere Partners’ general partner. If, for any reason, our non-economic voting interest in GP Holdco is extinguished, we may be subject to regulation as an investment company under the Investment Company Act. As an investment company, we would be subject to restrictions under the Investment Company Act that could be material to our operations and financial flexibility or require changes to our operations, including the following:

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

•	we would be restricted from selling our shares in subsequent offerings for less than the net asset value of our underlying assets; and

•	we would be subject to stricter corporate governance requirements, including the requirement that at least 40% of our directors qualify as “independent.”
In addition to the factors listed above, we believe that we would not be a company with the characteristics that are typically associated with investment companies that the SEC is accustomed to regulating under the Investment Company Act. Therefore, the SEC might seek to impose additional operational restrictions on us that could have a material adverse effect on our results of operations.

Upon a Cheniere Separation Event, we may lose the ability to disclose developments about Cheniere Partners’ business and results of operations to our shareholders in a timely manner.

Upon a Cheniere Separation Event, we would no longer have access to information about developments regarding Cheniere Partners’ business and results of operations (other than information that Cheniere Partners reports to the public). We would consequently be unable to provide information concerning Cheniere Partners’ business to our shareholders simultaneously with announcements by Cheniere Partners in our annual, quarterly and current reports or in any future offering documents relating to our securities. Any delay in our ability to announce information regarding Cheniere Partners’ business and results of operations could have an adverse effect on the market price of our shares.

Cheniere owns a majority of our outstanding shares and the director voting share and therefore is able to amend our LLC Agreement and elect and remove members of our Board without the vote of the holders of any other shares.

Cheniere owns 80.1% of our outstanding shares, as well as our director voting share. By holding the director voting share and more than 50% of our outstanding shares, Cheniere has the ability to control us, including amending our LLC Agreement, without the vote of a holder of any other shares. Furthermore, under Delaware law, Cheniere is able to take certain actions by written consent of the majority of the outstanding shares without calling a meeting of our shareholders. In addition, as the owner of our director voting share, Cheniere has the sole ability to elect our directors until a Cheniere Separation Event. While Cheniere continues to beneficially own a majority of our outstanding shares and our director voting share, shareholders that are not affiliated with Cheniere have limited voting rights on matters affecting our business, which could affect the price at which our shares trade.

If Cheniere transfers its interest in GP Holdco to a non-affiliate, it will lose its ability to appoint the members of our Board.

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

Our LLC Agreement prohibits us from selling, pledging or otherwise transferring any of the common units, subordinated units or Class B units that we own, or the common units into which the subordinated units and Class B units convert. Unlike a business that can sell its assets in order to generate cash or increase liquidity, we would be unable to do so without an amendment of our LLC Agreement. Although Cheniere, through its ownership of a majority of our shares, is able to amend our LLC Agreement, the Cheniere Partners units we hold constitute restricted securities under the Securities Act of 1933, as amended (the “Securities Act”). Absent an amendment to our LLC Agreement and an effective registration statement covering the sale of our Cheniere Partners units, we are unable to generate cash through sales of the Cheniere Partners units we hold, which could affect our liquidity. In addition, until a Cheniere Separation Event, we need Cheniere’s consent to sell any of the Cheniere Partners units that we hold.

Our LLC Agreement does not prohibit us from purchasing additional Cheniere Partners units, although we have no current intention to do so. However, if we did acquire additional Cheniere Partners units, we would be unable to sell any such additional Cheniere Partners units without an effective registration statement covering the sale of those Cheniere Partners units or an exemption from the registration requirements. If we choose to sell Cheniere Partners units pursuant to the exemption from registration provided by Rule 144 under the Securities Act, our sales of such Cheniere Partners units would be subject to volume limitations, regardless of whether we continue to be an “affiliate” of Cheniere Partners (as such term is defined under the Securities Act). However, if we are unable to sell Cheniere Partners units that we acquire on the open market, our liquidity and cash flows could be adversely affected.

We are restricted from acquiring additional Cheniere Partners units with the proceeds of indebtedness, if that indebtedness is secured by Cheniere Partners units that we own, to the extent those secured Cheniere Partners units would constitute margin securities.

If we acquire additional Cheniere Partners units with the proceeds of indebtedness, and we secure that indebtedness with the Cheniere Partners units that we own, we will be restricted from securing the Cheniere Partners units to the extent they would be considered “margin securities” under Regulation T of the Board of Governors of the Federal Reserve System, which generally restricts us from taking on secured debt with an aggregate principal amount of greater than 40% of the value of the Cheniere Partners units securing the debt.

The market price of our shares may fluctuate significantly, and the value of our shares may be difficult for investors to accurately assess.

The market price of our shares may be influenced by many factors, some of which are beyond our control, including:

•	the trading price of Cheniere Partners units;

•	the level of Cheniere Partners’ quarterly distributions (including whether Cheniere Partners is paying distributions on the subordinated units) and our quarterly dividends;

•	Cheniere Partners’ quarterly or annual earnings or those of other companies in its industry;

•	the loss of a large customer by Cheniere Partners;

•	announcements by Cheniere Partners or its competitors of significant contracts or acquisitions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic conditions;

•	the impact of Investment Company Act regulations on our business;

•	future sales of our shares; and

•	other factors described in these “Risk Factors” and the “Risk Factors” in the Cheniere Partners Annual Report.
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

•
we account for our ownership of the Cheniere Partners units in our consolidated financial statements using the equity method of accounting, which shows historical cost, but items of income and expense related to the Cheniere Partners units are not necessarily reported and our consolidated financial statements may not accurately reflect the value of Cheniere Partners’ assets and operations as they relate to the value of our ownership in Cheniere Partners; and

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

•
the aggregate amount of dividends on our shares may be lower than the aggregate amount of distributions we receive because the cash we have to pay dividends may be reduced by income taxes and reserves established by our Board;

•
our assets include the subordinated units, which do not currently receive cash distributions, and the Class B units, neither of which is admitted for trading on a national securities exchange nor has a liquid trading market; and

•	the other risks described in these Risk Factors.
Upon Cheniere Partners being involved in a cash merger, going private, or selling all or substantially all of its assets (a “Termination Transaction”), the aggregate net proceeds that our shareholders receive from us may, as a result of our corporate income tax liabilities from the transaction and other factors, be substantially lower than the aggregate net proceeds received by us from Cheniere Partners. As a result of these considerations, our shares may trade at a substantial discount to the market price of the Cheniere Partners units, and the trading price of our shares may not be linked to the trading price of the Cheniere Partners units.

We may issue additional shares without shareholder approval, which would dilute your indirect ownership interest in Cheniere Partners.

Our LLC Agreement does not limit the number of additional shares that we may issue at any time without the approval of our shareholders. The issuance by us of additional shares or other equity securities of equal or senior rank will have the following effects:

•	our existing shareholders’ proportionate ownership interest will decrease;

•	the amount of cash available for dividends on each share may decrease;

•	the relative voting strength of each previously outstanding share may be diminished; and

•	the market price of our shares may decline.
Cheniere Partners may issue additional units without our or your approval, which would dilute our direct and your indirect ownership interest in Cheniere Partners. The issuance by Cheniere Partners of additional units or other equity securities of equal or senior rank to the units that we hold will have the following effects:

•	our proportionate ownership interest in Cheniere Partners will decrease;

•	the amount of cash available for distribution on each Cheniere Partner unit may decrease, resulting in a decrease in the amount of cash available to pay dividends to you;

•	the relative voting strength of each previously outstanding unit, including the Cheniere Partners units that we hold, will be diminished; and

•	the market price of the Cheniere Partners units may decline, resulting in a decline in the market price of our shares.

We are a “controlled company” within the meaning of the NYSE MKT rules and rely on exemptions from various corporate governance requirements.

Our shares are traded on the NYSE MKT. A company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” within the meaning of the NYSE MKT rules. A “controlled company” may elect not to comply with various corporate governance requirements of the NYSE MKT, including the requirement that a majority of its board of directors consist of independent directors, the requirement that its nominating and governance committee consist of all independent directors and the requirement that its compensation committee consist of all independent directors.

We are a “controlled company” because Cheniere owns a majority of our outstanding shares and the director voting share. Because we rely on certain of the “controlled company” exemptions and do not have a compensation committee or a nominating and corporate governance committee, owners of our common shares may not have the same corporate governance advantages afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE MKT.

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

Our consolidated financial statements do not currently, and may not in the future, reflect the value of our assets in a manner familiar to investors.

Cheniere Partners has not been profitable, and because we use the equity method of accounting, as of December 31, 2014, we reflect our investment in Cheniere Partners as having no value. Because Cheniere Partners does not expect to be profitable in the near future, our Consolidated Balance Sheet is likely to continue to reflect our assets as having no value for some period after Cheniere Partners does become profitable. It may therefore be difficult for investors to easily assess our business and results of operations, which could adversely affect the trading price of our shares.

Tax Risks

As a member of the Cheniere consolidated group, we will not have complete control over our tax decisions and there could be conflicts of interest.

For so long as Cheniere continues to own at least 80% of the total voting power and value of our shares, we and our U.S. subsidiaries will be included in Cheniere’s consolidated group for U.S. federal income tax purposes. In addition, we or one or more of our U.S. subsidiaries may be included in the combined, consolidated or unitary tax returns of Cheniere or one or more of its subsidiaries for U.S. state or local income tax purposes. On December 18, 2013, we entered into a tax sharing agreement (the “Tax Sharing Agreement”) with Cheniere that provides that for each period in which we or any of our subsidiaries are consolidated or combined with Cheniere for purposes of any tax return, Cheniere will prepare a pro forma tax return for us as if we filed our own consolidated, combined or unitary return, except that such pro forma tax return will generally include current income, deductions, credits and losses from us and a deemed net operating loss (“NOL”) carryforward amount. The current deemed NOL carryforward amount is the amount of our gross deferred tax liability for financial reporting purposes immediately prior to the initial public offering of our common shares (the “IPO”) increased by any losses or credits that we recognized based on the pro forma tax returns and decreased by any amount we previously utilized on the pro forma tax returns, but in no event will the deemed NOL carryforward amount exceed Cheniere’s available consolidated NOL carryforward. We will be required to reimburse Cheniere for any taxes shown on the pro forma tax returns. In addition, by virtue of Cheniere’s controlling ownership and the Tax Sharing Agreement, Cheniere effectively controls all of our U.S. tax decisions in connection with any consolidated, combined or unitary income tax returns in which we (or any of our subsidiaries) are included. The Tax Sharing Agreement provides that Cheniere will have the responsibility and discretion to prepare and file all consolidated, combined or unitary income tax returns on our behalf (including the making of any tax elections), to respond to and conduct all tax proceedings (including tax audits) relating to such tax returns, and to determine the reimbursement amounts in connection with any pro forma tax returns. This arrangement may result in conflicts of interest between Cheniere and us. For example, under the Tax Sharing Agreement, Cheniere will be able to choose to contest, compromise or settle any adjustment or deficiency proposed by the relevant taxing authority in a manner that may be beneficial to Cheniere and detrimental to us.

As a member of the Cheniere consolidated group, we will be liable for the tax obligation of the Cheniere consolidated group to the extent any member fails to make any U.S. federal income tax payment.

Notwithstanding the Tax Sharing Agreement, U.S. federal law provides that each member of a consolidated group is liable for the group’s entire tax obligation. Thus, to the extent Cheniere or other members of Cheniere’s consolidated group fail to make any U.S. federal income tax payments required by law, we could be liable for the shortfall. Similar principles may apply for foreign, state or local income tax purposes where we file combined, consolidated or unitary returns with Cheniere or its subsidiaries for foreign, state or local income tax purposes.

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

Prior to and in connection with our initial public offering, we and other members of the Cheniere consolidated group for U.S. federal income tax purposes participated in a series of restructuring transactions intended to qualify as tax-free for U.S. federal income tax purposes. No ruling from the U.S. Internal Revenue Service (the “IRS”) was requested in connection with such restructuring transactions.

Under the Internal Revenue Code, we will cease to be a member of the Cheniere consolidated group for U.S. federal income tax purposes (a deconsolidation) if at any time Cheniere owns less than 80% of the vote or 80% of the value of our outstanding shares, whether by issuance of additional shares by us or by Cheniere’s sale or other disposition of our shares.

If any of the restructuring transactions is determined to be taxable for U.S. federal income tax purposes for any reason, following a deconsolidation, Cheniere could incur significant income tax liabilities. In addition, as a member of the Cheniere consolidated group at the time of the restructuring transactions, we could be liable for Cheniere’s U.S. federal income tax liabilities related to the restructuring transactions to the extent Cheniere and other members of the Cheniere consolidated group fail to make any U.S. federal income tax payment.

The ability to use NOL carryforwards and certain other U.S. federal income tax attributes may be limited.

For so long as we are included in Cheniere’s consolidated group for U.S. federal income tax purposes, our taxable income or loss will be included in Cheniere’s consolidated federal income tax return. Cheniere has experienced ownership changes for purposes of Section 382 of the Internal Revenue Code that will subject a significant amount of its consolidated NOL carryforwards to annual utilization limitations for U.S. federal income tax purposes. Although we do not expect it to, the utilization limitations may affect the timing of when these federal NOL carryforwards may be utilized. Subsequent trading activity in Cheniere shares or further changes in the ownership of Cheniere stock may cause additional ownership changes, which may ultimately affect the ability to fully utilize these federal NOL carryforwards.

Upon a Termination Transaction, we may incur substantial corporate income tax liabilities in which case the aggregate amount we have to distribute may be substantially lower than the aggregate net proceeds we receive in respect of the Cheniere Partners units we own.

Upon a liquidation of Cheniere Partners, unitholders will receive distributions in accordance with the positive balance in their respective capital accounts in their units.

We are classified as a corporation for U.S. federal income tax purposes and, in most states in which Cheniere Partners does business, for state income tax purposes. Upon a Termination Transaction, we will be required to liquidate and distribute the net after-tax proceeds of the transaction to you. We may incur substantial corporate income tax liabilities upon a Termination Transaction. The tax liability we incur will depend in part upon the amount by which the value of the Cheniere Partners units that we own exceeds our tax basis in the units. We expect our tax basis in our common units to decrease over time as we receive distributions that exceed the net income allocated to us by Cheniere Partners with respect to those units. As a result, we may incur substantial income tax liabilities upon such a transaction even if Cheniere Partners units decrease in value after we purchase them. The amount of cash or other property available for distribution to you upon our liquidation will be reduced by the amount of any such income taxes paid by us.

As a result of these factors, upon a Termination Transaction, the aggregate amount we have to distribute may be substantially lower than the aggregate net proceeds received by us in respect of our Cheniere Partners units.

If Cheniere Partners were subject to a material amount of entity-level income taxes or similar taxes, whether as a result of being treated as a corporation for U.S. federal income tax purposes or otherwise, the value of Cheniere Partners units would be substantially reduced and, as a result, the value of our shares would be substantially reduced.

The anticipated benefit of an investment in Cheniere Partners units depends largely on the assumption that Cheniere Partners will not be subject to a material amount of entity-level income taxes or similar taxes, and the anticipated benefit of an investment in our shares depends largely upon the value of Cheniere Partners units.

Cheniere Partners may be subject to material entity-level U.S. federal income tax and state income taxes if it is treated as a corporation, rather than as a partnership, for U.S. federal income tax purposes. Because the common units are publicly traded, Section 7704 of the Internal Revenue Code requires that Cheniere Partners derive at least 90% of its gross income each year from the transportation, storage, processing and marketing of crude oil, natural gas and products thereof, or from certain other specified activities, in order to be treated as a partnership for U.S. federal income tax purposes. We believe that Cheniere Partners has satisfied this requirement and will continue to do so in the future, so we believe Cheniere Partners is and will be treated as a partnership for U.S. federal income tax purposes. However, Cheniere Partners has not obtained a ruling from the IRS regarding Cheniere Partners’ treatment as a partnership for U.S. federal income tax purposes. Moreover, current law or the business of Cheniere Partners may change so as to cause Cheniere Partners to be treated as a corporation for U.S. federal income tax purposes or otherwise subject Cheniere Partners to material entity-level U.S. federal income taxes, state income taxes or similar taxes. From time to time, members of the U.S. Congress or the Obama Administration propose and consider substantive changes to the existing federal income tax laws that affect certain publicly traded partnerships. One such Obama Administration budget proposal for fiscal year 2016 would, if enacted, tax publicly traded partnerships with “fossil fuels” activities as corporations for U.S. federal income tax purposes beginning in 2021. We are unable to predict whether any such proposal will ultimately be enacted. However, it is possible that a change in law may be applied retroactively and could make it more difficult or impossible to meet the requirements for partnership status, affect or cause Cheniere Partners to change its business activities, change the character or treatment of portions of Cheniere Partners’ income and adversely affect our investment in Cheniere Partners units.

If Cheniere Partners were treated as a corporation for federal income tax purposes, it would pay federal income tax on its taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income taxes at varying rates. Distributions from Cheniere Partners would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to Cheniere Partners unitholders. Because a tax would be imposed upon Cheniere Partners as a corporation, the cash available for distribution to its unitholders would be substantially reduced. Therefore, treatment of Cheniere Partners as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to Cheniere Partners unitholders, likely causing a substantial reduction in the value of Cheniere Partners common units we own and the value of our shares.

The Partnership Agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects it to taxation as a corporation or otherwise subjects it to entity-level taxation for federal income tax purposes, then the initial quarterly distribution amount and the target distribution amounts will be adjusted to reflect the impact of that law on Cheniere Partners.

If Cheniere Partners were subjected to a material amount of additional entity-level taxation by individual states, it would reduce the cash available for distribution to Cheniere Partners’ unitholders.

Changes in current state law may subject Cheniere Partners to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may substantially reduce the cash available for distribution to Cheniere Partners’ unitholders and, therefore, negatively impact the value of an investment in our shares. The Partnership Agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects it to additional amounts of entity-level taxation for state or local income tax purposes, the initial quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on Cheniere Partners.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We have no properties. Our assets consist of a small amount of working capital, the Cheniere Partners limited partner interests that we own and the non-economic voting interest in GP Holdco that we hold. See Item 1. Business for additional information.

ITEM 3.    LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2014, there were no threatened or pending legal matters that would have a material impact on our consolidated results of operations, financial position or cash flows.

ITEM 4.    MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the NYSE MKT under the symbol “CQH” and began trading on December 16, 2013, after the pricing of our IPO. The table below presents the high and low sales prices per common share, as reported by the NYSE MKT, and cash dividends to common shareholders for each quarter since the IPO.

	High	Low	Cash Dividends Per Common Share
2014:
October 1 - December 31	$25.59	$19.23	$0.019
July 1 - September 30	26.08	22.74	0.019
April 1 - June 30	27.15	21.14	0.019
January 1 - March 31	22.14	17.81	0.019

2013:
December 16 - December 31 (1)	$19.45	$18.23	$0.017

(1)
Although this dividend was paid to common shareholders with respect to the period from December 18, 2013, the closing date of our IPO, to December 31, 2013, this dividend was calculated based on the full payment by Cheniere Partners of its quarterly cash distribution on the common units we own for the period from October 1, 2013 through December 31, 2013.

As of January 29, 2015, there were approximately 3 shareholders of record.

Dividends

After we receive a distribution on our Cheniere Partners units, we will pay dividends on our shares of the cash that we receive as distributions in respect of our Cheniere Partners units, less income taxes and any reserves established by our Board to pay company expenses and amounts due under the Services Agreement, to service and reduce indebtedness that we may incur and for company purposes, in each case as permitted by our LLC Agreement. Pursuant to the Services Agreement, we have agreed to pay an administrative fee to reimburse Cheniere for the costs and expenses incurred on our behalf. If distributions are made on the Cheniere Partners units that we own other than in cash, we may, but are not required to, pay a dividend on our shares in substantially the same form. However, if Cheniere Partners makes a distribution on Cheniere Partners units in the form of additional Cheniere Partners units, we will be required to hold any units we receive as a distribution on our Cheniere Partners units.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

On November 13, 2014, we entered into a Share Redemption Agreement with Cheniere providing for our redemption of 10,100,000 common shares of Cheniere Holdings held by Cheniere. Pursuant to the terms of the Share Redemption Agreement, the redemption price per share was subject to being reduced retroactively if the actual expenses in connection with our offering of common shares exceeded the estimated expenses disclosed in the registration statement we filed with the SEC on November 10, 2014 relating to such offering. On November 19, 2014, pursuant to the Share Redemption Agreement, we redeemed from Cheniere 10,100,000 common shares of Cheniere Holdings for an aggregate redemption price of approximately $229 million, which represents the net proceeds from our public offering of common shares consummated on November 19, 2014, after deducting underwriting discounts and expenses of the offering. The table below presents information with respect to such share redemption.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Units That May Yet Be Purchased Under the Plans
November 19, 2014	10,100,000	$22.679	10,100,000	—

ITEM 6.    SELECTED FINANCIAL DATA

Selected financial data set forth below are derived from our audited Consolidated Financial Statements for the period indicated. The financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the accompanying notes thereto included elsewhere in this report.

	Year Ended	Period from July 29, 2013 (Date of Inception) Through December 31, 2013
	December 31, 2014
	(in thousands, except per share data)
Statement of operations data:
Equity income from investment in Cheniere Partners	$20,338	$—
Expenses (including transactions with affiliates)	2,197	54
Net income (loss)	18,141	(54)
Net income per share, basic and diluted	$0.08	$0.00
Weighted average shares outstanding	231,700	231,700

Balance sheet data:
Total assets	$1,553	$353

Selected financial data of Cheniere Partners is found in Part II, Item 6. “Selected Financial Data” of the Cheniere Partners Annual Report, which is included in this filing as Exhibit 99.1 and incorporated herein by reference as our consolidated results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of Cheniere Partners.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes in “Financial Statements and Supplementary Data.” This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis includes the following subjects:

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

Our Business

We are a limited liability company that has elected to be treated as a corporation for U.S. federal income tax purposes. Our primary business purpose is to:

•	own and hold Cheniere Partners’ limited partner units;

•
pay dividends on our shares from the distributions that we receive from Cheniere Energy Partners, L.P. (“Cheniere Partners”), less income taxes and any reserves established by our board of directors (“Board”) to pay our company expenses and amounts due under our Services Agreement (the “Services Agreement”) with a wholly owned subsidiary of Cheniere Energy, Inc (“Cheniere”) to service and reduce indebtedness that we may incur and for company purposes, in each case as permitted by our limited liability company agreement (“LLC Agreement”);

•
simplify tax reporting requirements for investors by issuing a Form 1099-DIV with respect to the dividends received on our shares rather than a Schedule K-1 that would be received as a unitholder of Cheniere Partners; and

•	designate members of the board of directors of Cheniere Partners’ general partner to oversee the operations of Cheniere Partners.
Our business consists of owning the following Cheniere Partners units, along with cash or other property that we receive as distributions in respect of such Cheniere Partners units:

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

Subordinated Units

We own 135,383,831 subordinated units. The subordinated units are not entitled to receive distributions until all common units have received at least the initial quarterly distribution, including any arrearages that may accrue. The subordinated units will convert on a one-for-one basis into common units at the expiration of the subordination period as described in the Third Amended and Restated Agreement of Limited Partnership of Cheniere Partners, dated as of August 9, 2012 (the “Partnership Agreement”). Cheniere Partners has not made any cash distributions in respect of the subordinated units with respect to the quarters ended on or after June 30, 2010.

Class B Units

We own 45,333,334 Class B units. The Class B units are not entitled to receive cash distributions except in the event of a liquidation of Cheniere Partners, a merger, consolidation or other combination of Cheniere Partners with another person or the sale of all or substantially all of the assets of Cheniere Partners. The Class B units are subject to conversion, mandatorily or at the option of the holders of the Class B units under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. On a quarterly basis beginning on the initial purchase of the Class B units and ending on the conversion date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter subject to additional upward adjustment for certain equity and debt financings. As of December 31, 2014, the accreted conversion ratio of the Class B units owned by us and Blackstone CQP Holdco LP (“Blackstone”) was 1.41 and 1.39, respectively. We expect the Class B units to mandatorily convert into common units within 90 days of the substantial completion date of Train 3, which we currently expect to be prior to March 31, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time. The following table illustrates the number of common units into which the Class B units held by us and Blackstone would convert at the dates specified below (amounts in thousands) and our and Blackstone’s percentage ownership of Cheniere Partners’ then outstanding limited partner interests, assuming that none of the outstanding Class B units are optionally converted prior to the dates set forth in the table and that no additional limited partner interests are issued by Cheniere Partners prior to such dates:

	December 31, 2015(1)	December 31, 2016	December 31, 2017	December 31, 2018	July 9, 2019
Cheniere Holdings:
Number of Common Units	73,491	84,357	96,792	110,060	119,362
Percentage Ownership	50.9%	49.4%	47.9%	46.5%	45.8%
Blackstone:
Number of Common Units	159,371	182,881	209,782	240,640	258,550
Percentage Ownership	36.7%	39.0%	41.2%	43.3%	44.4%

(1)
Information as of December 31, 2015 is presented for informational purposes only. We do not believe that the Class B units will convert, either mandatorily or optionally, into common units prior to such dates.

Our Relationship with Cheniere Partners

We own common units, Class B units and subordinated units of Cheniere Partners (collectively, the “Cheniere Partners units”) representing an aggregate of approximately 55.9% of the outstanding Cheniere Partners units. As a result of our non-economic voting interest in Cheniere GP Holding Company, LLC (“GP Holdco”), which holds a 100% interest in Cheniere Partners’ general partner, we control GP Holdco and indirectly control the appointment of four of the eleven members of the board of directors of Cheniere Partners’ general partner. If Cheniere relinquishes the director voting share, which it may do in its sole discretion, or ceases to own greater than 25% of our outstanding shares, our non-economic voting interest in GP Holdco would be extinguished and we would cease to control GP Holdco. Because our only assets are limited partner interests in Cheniere Partners and we are therefore dependent on the results of operations and financial condition of Cheniere Partners, we believe that the discussion and analysis of Cheniere Partners’ financial condition and results of operations is important to our shareholders. Therefore, Cheniere Partners’ Annual Report on Form 10-K for the year ended December 31, 2014 has been included in this filing as Exhibit 99.1 and incorporated herein by reference.

Liquidity and Capital Resources

As of December 31, 2014, we had cash and cash equivalents of $1.3 million. Our capital structure consists only of common shares, of which 185.6 million shares are owned by Cheniere and 46.1 million shares are owned by the public, treasury shares and one director voting share, which is held by Cheniere. We are authorized to issue an unlimited number of additional common shares. Additional classes or series of securities may be created with the approval of the Board, provided that any such additional class or series must be approved by a vote of holders of a majority of our outstanding shares. Our shareholders will not have preemptive or preferential rights to acquire additional common shares or other classes of our securities.

Cheniere provides certain general and administrative services pursuant to the Services Agreement. We pay a fixed fee of $1.0 million per year (payable quarterly in installments of $250,000 per quarter, in arrears), subject to adjustment for inflation, for certain general and administrative services, including the services of our directors and officers who are also directors and executive officers of Cheniere. In addition, we pay directly for, or reimburse Cheniere for, certain third-party general and administrative expenses incurred. Cheniere also provides us with cash management services, including treasury services with respect to the payment of dividends and allocation of reserves for taxes. During the year ended December 31, 2014 and the period from July 29, 2013 (date of inception) through December 31, 2013, we recorded general and administrative expense—affiliate of $1.0 million and $39,000, respectively, under the Services Agreement.

We believe that the cash distributions we will receive on our Cheniere Partners units will be sufficient to fund fees and expenses due under the Services Agreement and our working capital requirements for the next twelve months.

Cheniere Holdings Initial Public Offering

On December 18, 2013, we completed our initial public offering (“IPO”) of our common shares as discussed in Note 1—Nature of Business of our Notes to Consolidated Financial Statements and used the net proceeds to repay intercompany debt and payables owed to Cheniere and paid a distribution of the remaining proceeds to Cheniere.

Dividends

Our LLC Agreement requires us to pay dividends on our shares equal to the amount of cash that we receive as distributions in respect of the Cheniere Partners units that we own, less income taxes and reserves established by our Board. See Note 8—Distributions Received and Dividends Paid of our Notes to Consolidated Financial Statements for a summary of dividends paid by us during the period from the date of inception on July 29, 2013 through December 31, 2014.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the year ended December 31, 2014, and the period from July 29, 2013 (date of inception) through December 31, 2013. Additional discussion of these items follows the table.

	Year Ended	Period from July 29, 2013 (Date of Inception) Through
	December 31,	December 31,
	2014	2013
Sources of cash and cash equivalents
Distributions from equity investment	$20,338	$—
Proceeds from sale of common shares	229,876	720,000
Total sources of cash and cash equivalents	250,214	720,000

Uses of cash and cash equivalents
Dividends paid to shareholders	(17,146)	—
Redemption of common shares	(228,781)	—
Distribution paid to Cheniere Energy, Inc.	—	(392,971)
Repayment of affiliate debt	—	(272,030)
Operating cash flow	(2,147)	—
Offering expenses	(879)	(54,999)
Total uses of cash and cash equivalents	(248,953)	(720,000)

Net increase in cash and cash equivalents	1,261	—
Cash and cash equivalents—beginning of period	—	—
Cash and cash equivalents—end of period	$1,261	$—

Distributions from Equity Investment

During the year ended December 31, 2014, we received cash distributions of $20.3 million from Cheniere Partners.

Proceeds from Sale of Common Shares and Offering Expenses

During the year ended December 31, 2014, we completed a public offering of 10,100,000 common shares for net proceeds of $229.0 million. The net proceeds were used to redeem from Cheniere the same number of common shares, which reduced their ownership of our common shares from 84.5% to 80.1%.

In December 2013, we completed our IPO of 36.0 million common shares at $20.00 per common share. All of the $665.0 million of net proceeds from our IPO were paid to Cheniere through the repayment of our indebtedness and payables owed to Cheniere and through a distribution to Cheniere.

Dividends Paid to Common Shareholders

During the year ended December 31, 2014, we paid cash dividends of $17.1 million to our common shareholders in accordance with our LLC Agreement as described above.

Operating Cash Flow

Operating cash flow is primarily the result of the payment of general and administrative expenses (including affiliate).

Results of Operations

Equity Income from Investment in Cheniere Partners

We use the equity method of accounting for our limited partner ownership interest in Cheniere Partners. The equity method of accounting requires that our investment in Cheniere Partners be shown in our consolidated balance sheets as a single amount. Our initial investment in Cheniere Partners was recognized at cost, and this carrying amount is increased or decreased to recognize our share of income or loss of Cheniere Partners after the date of our initial investment in the Cheniere Partners units. As a result of our historical negative investment in Cheniere Partners and because we are not obligated to fund losses, we have a zero investment balance in Cheniere Partners recorded on the consolidated balance sheet as of both December 31, 2014 and December 31, 2013, and have suspended the use of the equity method for any additional losses. The suspended loss account will be increased or decreased by our share of Cheniere Partners’ future losses or earnings, respectively. We had suspended losses of approximately $530 million and $203 million as of December 31, 2014 and 2013, respectively.  Due to our zero investment balance in, and suspended losses of, Cheniere Partners as of both December 31, 2014 and 2013, we have historically and will continue to recognize distributions that we receive as a gain on our Consolidated Statements of Operations and a corresponding entry will be made to increase the suspended loss account. Once we have recovered all suspended losses through our share of Cheniere Partners’ future earnings, the equity income or loss from our share of Cheniere Partners’ future earnings will be reported on our income statements.  In addition, future distributions we receive from Cheniere Partners would then reduce the carrying amount of our investment in Cheniere Partners.  For the year ended December 31, 2014, we recognized $20.3 million of equity income from our investment in Cheniere Partners resulting from quarterly distributions from Cheniere Partners paid to us in 2014.

The following table summarizes Consolidated Statements of Operations information for Cheniere Partners. Additional information on Cheniere Partners’ results of operations and financial position are contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014, included in this filing as Exhibit 99.1 and incorporated herein by reference.

Cheniere Energy Partners, L.P. and Subsidiaries
(in thousands)
	Year Ended December 31,
	2014	2013	2012
Revenues (including transactions with affiliates)	$268,698	$268,191	$264,498
Expenses (including transactions with affiliates)	(269,572)	(300,877)	(226,253)
Other expense	(409,162)	(225,431)	(213,676)
Net loss	$(410,036)	$(258,117)	$(175,431)

General and Administrative Expenses (including affiliate)

Our general and administrative expenses (including affiliate) are associated with managing our business and affairs. For the year ended December 31, 2014, we incurred total general and administrative expenses (including affiliate) of $2.2 million. These expenses included $1.0 million related to services provided by Cheniere under the Services Agreement necessary for the conduct of our business, such as accounting, legal, tax, information technology and other expenses. The remaining expenses were primarily related to professional services rendered by third parties. For the period from July 29, 2013 (date of inception) to December 31, 2013, we incurred total general and administrative expenses of $54,000, which were paid by Cheniere on our behalf. These expenses included $15,000 related to services provided by Cheniere necessary for the conduct of our business, with the remaining expenses primarily related to professional services rendered by third parties. Because all general and administrative expenses recorded in 2013 were actually paid by Cheniere on our behalf, no cash was disbursed by us. We had no general and administrative costs prior to our IPO.

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no “off-balance sheet arrangements” that may have a current or future material effect on our consolidated financial position or results of operations.

Summary of Critical Accounting Estimates

The preparation of Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States (“GAAP “) requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates. Management considers the following to be its most critical accounting estimates that involve significant judgment.

We are a limited liability company that has elected to be treated as a corporation for U.S. federal income tax purposes. The provision for income taxes, taxes payable and deferred income tax balances had been recorded as if we had filed all tax returns on a separate return basis (“hypothetical carve-out basis”) from Cheniere. The amount of income taxes we record requires interpretations of complex rules and regulations of various tax jurisdictions. We have recognized deferred tax assets and liabilities for temporary differences, operating losses and tax-credit carryforwards. The accruals for deferred tax assets and liabilities, including deferred state income tax assets and liabilities, are subject to significant judgment by management and are reviewed and adjusted routinely based on changes in facts and circumstances. We routinely assess the realizability of our deferred tax assets and reduce such assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. This assessment requires significant judgment and is based upon our assessment of our ability to generate future taxable income, among other factors.

Although management considers its tax accruals adequate, material changes in these accruals may occur in the future, based on the progress of ongoing tax audits, changes in legislation and resolution of pending tax matters.

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

In August 2014, the FASB issued authoritative guidance that requires an entity’s management to evaluate, for each reporting period, whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. Additional disclosures are required if management concludes that conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This guidance is effective for annual reporting periods ending after December 15, 2016, and for annual periods and interim periods thereafter, with earlier adoption permitted. The adoption of this guidance is not expected to have an impact on our consolidated financial statements or related disclosures.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The nature of our business and operations is such that no activities or transactions are conducted or entered into by us that would require us to have a discussion under this item.

For a discussion of these matters as they pertain to Cheniere Partners, please read Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in Cheniere Partners’ Annual Report on Form 10-K for the year ended December 31, 2014, which is included in this filing as Exhibit 99.1 and incorporated herein by reference, as activities of Cheniere Partners have an impact on our consolidated results of operations and financial position.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

MANAGEMENT’S REPORT TO THE SHAREHOLDERS OF
CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

Management’s Report on Internal Control Over Financial Reporting

As management, we are responsible for establishing and maintaining adequate internal control over financial reporting for Cheniere Energy Partners LP Holdings, LLC (“Cheniere Holdings”). In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we have conducted an assessment, including testing using the criteria in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Cheniere Holdings’ system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.

Based on our assessment, we have concluded that Cheniere Holdings maintained effective internal control over financial reporting as of December 31, 2014, based on criteria in Internal Control—Integrated Framework (1992) issued by the COSO.

Cheniere Holdings’ independent registered public accounting firm, KPMG LLP, has issued an audit report on Cheniere Holdings’ internal control over financial reporting as of December 31, 2014, which is contained in this Form 10-K.

Management’s Certifications

The certifications of Cheniere’s Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31 and 32 in Cheniere Holdings’ Form 10-K.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

By:	/s/ Charif Souki	By:	/s/ Michael J. Wortley
	Charif Souki Chief Executive Officer and President (Principal Executive Officer)		Michael J. Wortley Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Cheniere Energy Partners LP Holdings, LLC:
We have audited the accompanying consolidated balance sheet of Cheniere Energy Partners LP Holdings, LLC (the Company) as of December 31, 2014, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cheniere Energy Partners LP Holdings, LLC as of December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cheniere Energy Partners LP Holdings, LLC’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2015, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP

Houston, Texas
February 19, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Cheniere Energy Partners LP Holdings, LLC:
We have audited Cheniere Energy Partners LP Holdings, LLC’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cheniere Energy Partners LP Holdings, LLC’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Cheniere Energy Partners LP Holdings, LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Cheniere Energy Partners LP Holdings, LLC as of December 31, 2014, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended, and our report dated February 19, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP

Houston, Texas
February 19, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cheniere Energy Partners LP Holdings, LLC

We have audited the accompanying consolidated balance sheet of Cheniere Energy Partners LP Holdings, LLC as of December 31, 2013 and the related consolidated statement of operations, shareholders’ equity and cash flows for the period from July 29, 2013 (date of inception) through December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cheniere Energy Partners LP Holdings, LLC at December 31, 2013 and the results of its operations and its cash flows for the period from July 29, 2013 (date of inception) through December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
Ernst & Young LLP

Houston, Texas
February 21, 2014

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$1,261	$—
Accounts receivable	114	161
Accounts receivable—affiliate	—	70
Prepaid expenses and other	21	—
Total current assets	1,396	231

Other non-current assets	157	122
Total assets	$1,553	$353

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$28	$—
Accrued liabilities	220	95
Accrued liabilities—affiliates	91	39
Total current liabilities	339	134

Commitments and contingencies

Shareholders’ equity
Common shares: unlimited shares authorized, 231.7 million shares issued and outstanding at December 31, 2014 and 2013	664,931	664,931
Director voting share: 1 share authorized, issued and outstanding at December 31, 2014 and 2013	—	—
Additional paid-in-capital	(271,757)	(271,757)
Accumulated deficit	(391,960)	(392,955)
Total shareholders’ equity	1,214	219
Total liabilities and shareholders’ equity	$1,553	$353

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended	Period from July 29, 2013 (Date of Inception) Through
	December 31,	December 31,
	2014	2013
Equity income from investment in Cheniere Partners	$20,338	$—

Expenses
General and administrative expense	1,182	15
General and administrative expense—affiliate	1,015	39
Total expenses	2,197	54

Net income (loss)	$18,141	$(54)

Net income (loss) per common share—basic and diluted	$0.08	$0.00

Weighted average number of common shares outstanding—basic and diluted	231,700	231,700

Cash dividends declared per common share	$0.074	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at July 29, 2013 (date of inception)	—	$—	—	$—	$—	$—	$—
Sale of director voting share to Cheniere Energy, Inc.	—	—	—	—	—	—	—
Split of common shares acquired by Cheniere Energy, Inc.	195,700	—	—	—	—	—	—
Proceeds from IPO, net issuance costs	36,000	664,931	—	—	—	—	664,931
Assumption of affiliate debt, net	—	—	—	—	(271,757)	—	(271,757)
Distribution to Cheniere Energy, Inc.	—	—	—	—	—	(392,901)	(392,901)
Net loss	—	—	—	—	—	(54)	(54)
Balance at December 31, 2013	231,700	664,931	—	—	(271,757)	(392,955)	219
Dividends to shareholders	—	—	—	—	—	(17,146)	(17,146)
Proceeds from public offering, net issuance costs	10,100	228,781	—	—	—	—	228,781
Redemption of common shares owned by Cheniere	(10,100)	(228,781)	—	—	—	—	(228,781)
Treasury stock acquired	—	—	10,100	—	—	—	—
Treasury stock retired	—	—	(10,100)	—	—	—	—
Net income	—	—	—	—	—	18,141	18,141
Balance at December 31, 2014	231,700	$664,931	—	$—	$(271,757)	$(391,960)	$1,214

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended	Period from July 29, 2013 (Date of Inception) Through
	December 31,	December 31,
	2014	2013
Cash flows from operating activities
Net income (loss)	$18,141	$(54)
Adjustments to reconcile net income to net cash used in operating activities:
Income from equity investment	(20,338)	—
Changes in operating assets and liabilities:
Accounts receivable	47	—
Accounts receivable—affiliate	70	(70)
Accounts payable and accrued liabilities	28	95
Accrued liabilities—affiliate	(40)	39
Other, net	(55)	(10)
Net cash used in operating activities	(2,147)	—

Cash flows from investing activities
Distributions from equity investment	20,338	—

Cash flows from financing activities
Proceeds from sale of common shares	229,876	720,000
Dividends paid to shareholders	(17,146)	—
Redemption of common shares	(228,781)	—
Distribution paid to Cheniere Energy, Inc.	—	(392,971)
Repayment of affiliate debt	—	(272,030)
Offering costs	(879)	(54,999)
Net cash used in financing activities	(16,930)	—

Net increase in cash and cash equivalents	1,261	—
Cash and cash equivalents—beginning of period	—	—
Cash and cash equivalents—end of period	$1,261	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF BUSINESS

We are a Delaware limited liability company formed by Cheniere Energy, Inc. (“Cheniere”) (NYSE MKT: LNG) to hold its limited partner interests in Cheniere Energy Partners, L.P. (“Cheniere Partners”), a publicly traded limited partnership (NYSE MKT: CQP). Our only business consists of owning Cheniere Partners’ limited partner units (the “Cheniere Partners units”), along with cash or other property that we receive as distributions in respect of such units, and, accordingly, our consolidated results of operations and financial condition are dependent on the performance of Cheniere Partners.

On December 12, 2013, the Securities and Exchange Commission (“SEC”) declared effective a registration statement with respect to the initial public offering of our common shares (the “IPO”). On December 18, 2013, we completed the IPO of 36.0 million common shares to the public at a price of $20.00 per share for net proceeds of $665.0 million after the underwriting discount and offering expenses. A portion of the net proceeds from the IPO were used to repay intercompany indebtedness and payables, in the aggregate amount of $272.0 million, and the remaining proceeds were distributed to Cheniere.

Additionally, on November 19, 2014, we completed a public offering of 10.1 million common shares to the public at a price of $22.76 per share for net proceeds of approximately $229 million, after deducting the underwriting discount and offering expenses. The net proceeds from the offering were used to redeem from Cheniere the same number of common shares, which reduced Cheniere’s ownership of our common shares from 84.5% to 80.1%.

At no time prior to the IPO, did we have any operations or own any interest in Cheniere Partners. After the IPO and as of December 31, 2014, our sole purpose was to own the Cheniere Partners units and we expect to have no significant assets or operations other than those related to our interest in Cheniere Partners.

As of December 31, 2014, we owned a 55.9% limited partner interest in Cheniere Partners. No owner of Cheniere Holdings shall be liable for Cheniere Holdings’ debts, liabilities or obligations beyond such owners’ capital contribution.

Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company,” or “Cheniere Holdings” are intended to refer to Cheniere Energy Partners LP Holdings, LLC.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Investments in non-controlled entities, over which Cheniere Holdings has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. In applying the equity method of accounting, the investments are initially recognized at cost, and subsequently adjusted for the Company’s proportionate share of earnings, losses, and distributions.

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. Management evaluates its estimates and related assumptions regularly, including those related to fair value measurements. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates. As future events and their effects cannot be determined accurately, actual results could differ significantly from our estimates.

Accounting for Investment in Cheniere Partners

As of December 31, 2014 and 2013, we owned a 55.9% limited partner interest in Cheniere Partners. In addition to the Cheniere Partners units, we own a non-economic voting interest in Cheniere GP Holding Company, LLC (“GP Holdco”), which holds a 100% indirect interest in Cheniere Partners’ general partner. This non-economic voting interest in GP Holdco allows us to control the appointment of four of the eleven members to the board of directors of Cheniere Partners’ general partner to oversee the operations of Cheniere Partners. Cheniere owns the sole share entitled to vote in the election of our directors (the “director

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

voting share”). If Cheniere relinquishes the director voting share, which it may do in its sole discretion, or ceases to own greater than 25% of our outstanding shares, our non-economic voting interest in GP Holdco would be extinguished and we would cease to control GP Holdco. Cheniere may, at any time and without our consent, relinquish the director voting share, which would cause our non-economic voting interest in GP Holdco to be extinguished. Because Cheniere may relinquish the director voting share at any time and we have no variable interest in GP Holdco, we have determined that we cannot consolidate Cheniere Partners and must account for our investment in the Cheniere Partners units that we own using the equity method of accounting.

We record our share of Cheniere Partners’ net income (losses) in the period in which it is earned. The difference between our reported zero investment in Cheniere Partners as of both December 31, 2014 and 2013 and our ownership in Cheniere Partners’ reported net assets, excluding the beneficial conversion feature associated with Class B units as reported by Cheniere Partners, was due primarily to suspended losses and equity gains from Cheniere Partners’ sales of common units that were not recognized by us.

The equity method of accounting requires that our investment in Cheniere Partners be shown in our Consolidated Balance Sheets as a single amount. Our initial investment in Cheniere Partners is recognized at cost, and this carrying amount is increased or decreased to recognize our share of income or loss of Cheniere Partners after the date of our initial investment in the Cheniere Partners units. As a result of our historical negative investment in Cheniere Partners and because we are not obligated to fund losses, we had a zero investment balance in Cheniere Partners as of both December 31, 2014 and 2013 and suspended the use of the equity method for additional losses. After giving effect to our equity ownership in Cheniere Partners as though we had acquired the Cheniere Partners units we owned as a result of a merger of entities under common control, we had suspended losses of approximately $530 million and $203 million as of December 31, 2014 and 2013, respectively. Additional equity method losses that we incur increase the suspended loss amount.

Due to our zero investment balance in, and suspended losses of, Cheniere Partners as of both December 31, 2014 and 2013, we have historically and will continue to recognize distributions that we receive as a gain on our Consolidated Statements of Operations and a corresponding entry will be made to increase the suspended loss account. Only upon recovery of all suspended losses through future earnings will equity income be reported on our Consolidated Statements of Operations and future distributions reduce the carrying amount of our investment in Cheniere Partners.

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Dividends

Within ten business days after we receive a distribution on our Cheniere Partners units, we will declare dividends on our shares of the cash that we receive as distributions in respect of our Cheniere Partners units, less income taxes and any reserves established by our board of directors (“Board”) to pay expenses and amounts due under the Services Agreement, to service and reduce indebtedness that we may incur and for company purposes, in each case as permitted by our LLC Agreement.

Income Taxes

We are a limited liability company that has elected to be treated as a corporation for U.S. federal income tax purposes. The provision for income taxes, taxes payable and deferred income tax balances has been recorded as if we had filed all tax returns on a separate return basis (“hypothetical carve-out basis”) from Cheniere. We record deferred taxes for federal and state income taxes. We have a gross deferred tax liability as a result of the tax basis of our investment in Cheniere Partners being substantially less than our book basis. That deferred tax liability is fully offset by federal and state net operating loss (“NOL”) carryforwards generated primarily by our investment in Cheniere Partners. A valuation allowance equal to our federal and state net deferred tax asset balance has been established due to the uncertainty of realizing the tax benefits related to our federal and state net deferred tax assets.

Earnings Per Share

Both basic and diluted earnings per share are computed by dividing net earnings attributable to shareholders by the weighted average number of shares outstanding during each period. There are no securities outstanding that may be converted into or exercised for shares.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 3—CAPITALIZATION

Cheniere Holdings’ authorized capital structure consists of common shares and a director voting share. No owner of Cheniere Holdings shall be liable for Cheniere Holdings’ debts, liabilities or obligations beyond such owner’s capital contribution. At December 31, 2014, our issued capitalization consisted of 231.7 million common shares, of which 185.6 million common shares were owned by Cheniere and its affiliates and 46.1 million common shares were owned by the public, and one director voting share owned by Cheniere and its affiliates. We are authorized to issue an unlimited number of common shares. Additional classes or series of securities may be created with the approval of our Board, provided that any such additional class or series must be approved by a vote of holders of a majority of our outstanding shares.

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

Subordinated Units

We own 135,383,831 subordinated units. The subordinated units are not entitled to receive distributions until all common units have received at least the initial quarterly distribution, including any arrearages that may accrue. The subordinated units will convert on a one-for-one basis into common units at the expiration of the subordination period as described in the Third Amended and Restated Agreement of Limited Partnership of Cheniere Partners, dated as of August 9, 2012. Cheniere Partners has not made any cash distributions in respect of the subordinated units with respect to the quarters ended on or after June 30, 2010.

Class B Units

We own 45,333,334 Class B units. The Class B units are not entitled to receive cash distributions except in the event of a liquidation of Cheniere Partners, or a merger, consolidation or other combination of Cheniere Partners with another person or the sale of all or substantially all of the assets of Cheniere Partners. The Class B units are subject to conversion, mandatorily or at the option of the holders of the Class B units under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. On a quarterly basis beginning on the initial purchase of the Class B units and ending on the conversion date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter, subject to additional upward adjustment for certain equity and debt financings. As of December 31, 2014, the accreted conversion ratio of the Class B units owned by us and Blackstone CQP Holdco LP (“Blackstone”) was 1.41 and 1.39, respectively. We expect the Class B units to mandatorily convert into common units within 90 days of the substantial completion date of Train 3, which we currently expect to be prior to March 31, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time. The following table illustrates the number of common units into which the Class B units held by us and Blackstone would convert at the dates specified below (amounts in thousands) and our and Blackstone’s percentage ownership of Cheniere Partners’ then outstanding limited partner interests, assuming that none of the outstanding Class B units are optionally converted prior to the dates set forth in the table and that no additional limited partner interests are issued by Cheniere Partners prior to such dates:

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

	December 31, 2015(1)	December 31, 2016	December 31, 2017	December 31, 2018	July 9, 2019
Cheniere Holdings:
Number of Common Units	73,491	84,357	96,792	110,060	119,362
Percentage Ownership	50.9%	49.4%	47.9%	46.5%	45.8%
Blackstone:
Number of Common Units	159,371	182,881	209,782	240,640	258,550
Percentage Ownership	36.7%	39%	41.2%	43.3%	44.4%

(1)
Information as of December 31, 2015 is presented for informational purposes only. We do not believe that the Class B units will convert, either mandatorily or optionally, into common units prior to such dates.

NOTE 5—SUMMARIZED FINANCIAL INFORMATION FOR CHENIERE ENERGY PARTNERS, L.P.

Our consolidated results of operations and financial condition are dependent on the performance of Cheniere Partners. The following tables are summarized Consolidated Statements of Operations and Consolidated Balance Sheets information for Cheniere Partners. Additional information on Cheniere Partners’ results of operations and financial position are contained in its Annual Report on Form 10-K for the year ended December 31, 2014, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.

Summarized Cheniere Energy Partners, L.P. Consolidated Statements of Operations Information
(in thousands)
	Year Ended December 31,
	2014	2013	2012
Revenues (including transactions with affiliates)	$268,698	$268,191	$264,498
Expenses (including transactions with affiliates)	(269,572)	(300,877)	(226,253)
Other expense	(409,162)	(225,431)	(213,676)
Net loss	$(410,036)	$(258,117)	$(175,431)

Summarized Cheniere Energy Partners, L.P. Consolidated Balance Sheets Information
(in thousands)
	December 31,
	2014	2013
Current assets	$486,520	$613,128
Non-current assets	9,900,995	7,903,655
Total assets	$10,387,515	$8,516,783

Current liabilities	$214,756	$265,887
Non-current liabilities	9,042,030	6,611,152
Partners’ equity	1,130,729	1,639,744
Total liabilities and partners’ equity	$10,387,515	$8,516,783

NOTE 6—RELATED PARTY TRANSACTIONS

Services Agreement

Effective December 18, 2013, we, Cheniere and Cheniere LNG Terminals, LLC, a wholly owned subsidiary of Cheniere, entered into a services agreement (the “Services Agreement”). The Services Agreement provides that we pay Cheniere a fixed fee of $1.0 million per year (payable quarterly in installments of $250,000 per quarter, in arrears), subject to adjustment for inflation, for certain general and administrative services, including the services of our directors and officers who are also directors and executive officers of Cheniere. In addition, we pay directly for, or reimburse Cheniere for, certain third-party general and administrative expenses incurred. Cheniere also provides us with cash management services, including treasury services with respect to the payment of dividends and allocation of reserves for taxes. During the year ended December 31, 2014 and the period from July 29, 2013 (date of inception) through December 31, 2013, we recorded general and administrative expense—affiliate of $1.0 million and $39,000, respectively, under the Services Agreement.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

Tax Sharing Agreement

On December 18, 2013, we entered into a Tax Sharing Agreement (the “Tax Sharing Agreement”) with Cheniere that governs the respective rights, responsibilities, and obligations of Cheniere and us with respect to tax attributes, tax liabilities and benefits, the preparation and filing of tax returns, the control of audits and other tax proceedings, and other matters regarding taxes. Under the terms of the Tax Sharing Agreement, for each period in which we or any of our subsidiaries is consolidated or combined with Cheniere for purposes of any tax return, Cheniere will prepare a pro forma tax return for us as if we filed our own consolidated, combined or unitary income tax return, except that such pro forma tax return generally will include current income, deductions, credits and losses from us, and a deemed NOL carryforward amount. We will be required to reimburse Cheniere for any taxes shown on such pro forma tax returns. The initial deemed NOL carryforward for U.S. federal tax purposes was approximately $283 million.

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

NOTE 7—INCOME TAXES

The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended	Period from July 29, 2013 (Date of Inception) Through December 31, 2013
	December 31, 2014
U.S. federal statutory tax rate	35.0%	35.0%
State tax benefit	—%	8.0%
Valuation allowance	(40.3)%	(43.0)%
Disallowed interest from investment in L.P.	5.3%	—%
Effective tax rate as reported	—%	—%

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Significant components of our deferred tax assets and liabilities at December 31, 2014 and 2013 are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets
NOL carryforwards
Federal	$423,824	$378,283
State	133,883	113,330
Other	1,623	—
Total deferred tax assets	559,330	491,613

Deferred tax liabilities
Investment in limited partnership	(272,681)	(211,151)
Other	(7,118)	—
Total deferred tax liabilities	(279,799)	(211,151)

Net deferred tax assets	279,531	280,461
Less: net deferred tax asset valuation allowance	(279,531)	(280,461)
Total net deferred tax asset	$—	$—

At December 31, 2014, we had federal and state NOL carryforwards of approximately $2.9 billion. This excludes the NOL carryforwards related to unrecognized tax benefits that have not been recognized under GAAP. These NOL carryforwards will expire between 2028 and 2034.

Due to our history of NOLs and significant risk factors related to our ability to generate taxable income, we have established a valuation allowance to fully offset our U.S. and state net deferred tax assets as of December 31, 2014 and 2013.  We will continue to evaluate our ability to release the valuation allowance in the future. The change in the net deferred tax asset valuation allowance was $0.9 million for the year ended December 31, 2014, of which $6.0 million relates to an additional deferred tax asset and related valuation reserve due to previously unrecorded net deferred tax assets.

Changes in the balance of unrecognized tax benefits are as follows (in thousands):

	Year Ended	Period from July 29, 2013 (Date of Inception) Through December 31, 2013
	December 31, 2014
Balance at beginning of period	$10,314	$—
Additions based on tax positions related to current year	—	—
Additions for tax positions at formation	—	10,314
Reductions for tax positions of prior years	—	—
Settlements	—	—
Balance at end of the period	$10,314	$10,314

Our effective tax rate will not be affected if the unrecognized federal income tax benefits provided above were recognized. Currently, we do not recognize any accrued liabilities, interest and penalties associated with the unrecognized tax benefits provided above in our Consolidated Statements of Operations or our Consolidated Balance Sheets. Any applicable interest and penalties related to unrecognized tax benefits would be recorded to our income tax position.

We have entered into a Tax Sharing Agreement with Cheniere as discussed in Note 6—Related Party Transactions. Any amounts due to Cheniere under the Tax Sharing Agreement in excess of our income tax provision calculated on a hypothetical carve-out basis will be recorded as an equity distribution.

Our taxable income or loss is included in the consolidated federal income tax return of Cheniere. Cheniere experienced an ownership change within the provisions of Internal Revenue Code (“IRC”) Section 382 in 2008, 2010 and 2012. An analysis of the annual limitation on the utilization of Cheniere’s NOLs was performed in accordance with IRC Section 382.  It was determined that IRC Section 382 will not limit the use of these NOLs in full over the carryover period.  Cheniere will continue to monitor

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

trading activity in its respective shares which may cause an additional ownership change which could ultimately affect our ability to fully utilize these existing tax NOL carryforwards.

NOTE 8—DISTRIBUTIONS RECEIVED AND DIVIDENDS PAID

The following provides a summary of distributions received from Cheniere Partners during the period from the date of inception on July 29, 2013 through December 31, 2014:

Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Total Distribution Received (in thousands)
November 14, 2014	July 1, 2014 - September 30, 2014	$0.425	$5,084
August 14, 2014	April 1 - June 30, 2014	0.425	5,084
May 15, 2014	January 1 - March 31, 2014	0.425	5,084
February 14, 2014	October 1 - December 31, 2013	0.425	5,084

On January 22, 2015, the board of directors of Cheniere Partners’ general partner declared a cash distribution of $0.425 per common unit with respect to the fourth quarter of 2014. The distribution attributable to our interest in Cheniere Partners, totaling $5.1 million, was paid to us on February 13, 2015. We have used these distributions from Cheniere Partners to establish cash reserves to pay general and administrative expenses (including affiliate) and to pay dividends.

The following provides a summary of dividends paid by us during the period from the date of inception on July 29, 2013 through December 31, 2014:

Date Paid	Period Covered by Dividend	Dividend Per Common Share	Total Dividend Paid (in thousands)
December 1, 2014	July 1, 2014 - September 20, 2014	$0.019	$4,402
August 28, 2014	April 1 - June 30, 2014	0.019	4,402
May 30, 2014	January 1 - March 31, 2014	0.019	4,402
March 3, 2014	October 1 - December 31, 2013	0.017	3,939

On February 6, 2015, our Board declared a cash dividend of $0.019 per common share with respect to the fourth quarter of 2014. The dividend, totaling $4.4 million, will be paid by us on February 27, 2015.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERLY FINANCIAL DATA
(unaudited)

Quarterly Financial Data—(in thousands, except per unit amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014:
Equity income from investment in Cheniere Partners	$5,084	$5,085	$5,084	$5,085
Net income	4,382	4,563	4,631	4,565

Net income per common share—basic and diluted (1)	$0.02	$0.02	$0.02	$0.02

	Period from July 29, 2013 (Date of Inception) Through September 30, 2013	Fourth Quarter
2013:
Equity income from investment in Cheniere Partners	$—	$—
Net loss	—	(54)

Net loss per common share—basic and diluted (1)	$0.00	$0.00

(1)
The sum of the quarterly net income (loss) per common share may not equal the full year amount as the computations of the weighted average common shares outstanding for basic and diluted shares outstanding for each quarter and the full year are performed independently.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation as of the end of the fiscal year ended December 31, 2014, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (i) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our Management’s Report on Internal Control Over Financial Reporting is included in our Consolidated Financial Statements on page 23 and is incorporated herein by reference.

ITEM 9B.     OTHER INFORMATION

Compliance Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the fiscal year ended December 31, 2014, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Annual Report on Form 10-K as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During the fiscal year ended December 31, 2014, we did not engage in any transactions with Iran or with persons or entities related to Iran.
Blackstone CQP Holdco LP, an affiliate of The Blackstone Group L.P. (“Blackstone Group”), is a holder of approximately 29% of the outstanding equity interests of Cheniere Partners and has three representatives on the Board of Directors of Cheniere Partners’ general partner. Accordingly, Blackstone Group may be deemed an “affiliate” of Cheniere Partners, as that term is defined in Exchange Act Rule 12b-2. We have received notice from Blackstone that it may include in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 disclosures pursuant to ITRA regarding one of its portfolio companies that may be deemed to be an affiliate of Blackstone Group. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, this portfolio company of Blackstone Group, through Blackstone Group’s ownership of Cheniere Partners, may also be deemed to be an affiliate of ours.
We have received notice from Blackstone Group that Travelport Limited (“Travelport”) has engaged in the following activities: as part of its global business in the travel industry, Travelport provides certain passenger travel-related GDS and airline IT services to Iran Air and airline IT services to Iran Air Tours. The gross revenues and net profits attributable to such activities by Travelport during the fiscal year ended December 31, 2014 have not been reported by Travelport. Blackstone Group has informed us that Travelport intends to continue these business activities with Iran Air and Iran Air Tours as such activities are either exempt from applicable sanctions prohibitions or specifically licensed by the Office of Foreign Assets Control.

In the Form 10-Q reports of Cheniere Partners for the quarterly periods ended on March 31, 2014, June 30, 2014 and September 30, 2014, Cheniere Partners disclosed, under “Item 5. Other Information—Compliance Disclosure” in each such report, as amended, activities as required by Section 13(r) of the Exchange Act as transactions or dealings with the government of Iran that have not been specifically authorized by a U.S. federal department or agency. Such disclosures are incorporated herein by reference.
PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management of Cheniere Energy Partners LP Holdings, LLC

Our business and affairs are managed by our Board. Our current directors are Charif Souki, R. Keith Teague, Michael J. Wortley, Meg A. Gentle, Don A. Turkleson, Johnathan S. Gross and Zurab S. Kobiashvili. Our Board has determined Messrs. Turkleson, Gross and Kobiashvili to be independent. All of our directors have been and are elected annually by, and may be removed by, Cheniere (as the holder of our sole director voting share).
Because we are a controlled company under NYSE MKT rules, we are not required to have (and have elected not to have) a board of directors composed of a majority of independent members. However, in compliance with other NYSE MKT rules, Cheniere appointed one additional independent board member on March 6, 2014 and another on December 11, 2014. Our Board is generally required to have at least three independent directors serving at all times.
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
Audit Committee
Our Board has appointed an audit committee composed of Messrs. Turkleson, Gross and Kobiashvili, each of whom is an independent director and satisfies the additional independence and other requirements for audit committee members provided for in the listing standards of the NYSE MKT and the Exchange Act. In addition, our Board has determined that Mr. Turkleson meets the qualifications of a “financial expert” and is “financially sophisticated” as such terms are defined by the SEC and the NYSE MKT, respectively. Mr. Turkleson serves as the chairman of the audit committee.
The audit committee assists our Board in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and company policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all audit services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has been given unrestricted access to the audit committee. Our audit committee charter is posted at www.cheniere.com/corporate/audit_committee_charter_CQH.pdf.
Other Committees
We do not have a nominating committee. This is permitted under NYSE MKT rules because we are a controlled company (as a result of Cheniere holding approximately 80% of our common shares and the sole director voting share). Holders of our common shares are not presently entitled to elect our Board.
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

Directors and Executive Officers
The following sets forth information, as of January 31, 2015, regarding the individuals who currently serve as directors and executive officers of Cheniere Holdings. Messrs. Souki, Teague and Turkleson and Ms. Gentle have served as directors since 2013. Messrs. Wortley, Gross and Kobiashvili were elected as directors in 2014.

Name	Age	Position with Our Company
Charif Souki	62	Director, Chairman of the Board and Chief Executive Officer
Michael J. Wortley	38	Director and Chief Financial Officer
Meg A. Gentle	40	Director
R. Keith Teague	50	Director
Don A. Turkleson	60	Director
Jonathan S. Gross	56	Director
Zurab S. Kobiashvili	72	Director

Charif Souki is the Chairman of our Board and our Chief Executive Officer and President. Mr. Souki is a co-founder of Cheniere and Chairman of Cheniere’s board of directors. Mr. Souki is also Chief Executive Officer of Sabine Pass Liquefaction, LLC and a director and Chief Executive Officer of the general partner of both Cheniere Partners and Sabine Pass LNG, L.P. Since December 2002, Mr. Souki has been the Chief Executive Officer of Cheniere, and he was also President of Cheniere from that time until April 2005. He was re-elected as President in April 2008. From June 1999 to December 2002, he was Chairman of the board of directors of Cheniere and an independent investment banker. From September 1997 until June 1999, he was co-chairman of the board of directors of Cheniere, and he served as Secretary of Cheniere from July 1996 until September 1997. Mr. Souki has over 20 years of independent investment banking experience in the oil and gas industry and has specialized in providing financing for small capitalization companies with an emphasis on the oil and gas industry. Mr. Souki received a B.A. from Colgate University and an M.B.A. from Columbia University. It was determined that Mr. Souki should serve as one of our directors because he is the Chief Executive Officer of Cheniere, Cheniere Partners’ general partner, Sabine Pass Liquefaction and the general partner of Sabine Pass LNG, L.P. and is responsible for developing the companies’ overall strategy and vision and implementing the business plans. In addition, with twenty years of experience as an investment banker specializing in the oil and gas industry, Mr. Souki brings a unique perspective to our Board. Mr. Souki has not held any other directorship positions in the past five years.
Michael J. Wortley is a member of our Board. He has served as our Chief Financial Officer since January 2014. Mr. Wortley is Senior Vice President and Chief Financial Officer of Cheniere. Mr. Wortley is also Chief Financial Officer of Sabine Pass Liquefaction, LLC and of the general partner of Sabine Pass LNG, L.P. He is also a director and Chief Financial Officer of Cheniere Partners’ general partner. He previously served as Vice President, Strategy and Risk of Cheniere from January 2013 to January 2014. Prior to January 2013, he served as Vice President - Business Development of Cheniere and President of Corpus Christi Liquefaction, LLC, a wholly owned subsidiary of Cheniere, since September 2011. Prior to September 2011, Mr. Wortley served as Cheniere’s Vice President - Strategic Planning since January 2009 and its Manager - Strategic New Business since August 2007. Prior to joining Cheniere in February 2005, Mr. Wortley spent five years in oil and gas corporate development, mergers, acquisitions and divestitures with Anadarko Petroleum Corporation, a publicly traded oil and gas exploration and production company. Mr. Wortley began his career as an Internal Auditor with Union Pacific Resources Corporation, a publicly traded oil and gas exploration and production company subsequently acquired by Anadarko. Mr. Wortley received a B.B.A. degree in Finance from Southern Methodist University. It was determined that Mr. Wortley should serve as one of our directors because of his experience with finance in the energy industry. Mr. Wortley has not held any other directorship positions in the past five years.
Meg A. Gentle is a member of our Board. Ms. Gentle is also a director of Cheniere Partners’ general partner. In addition, Ms. Gentle has served as Executive Vice President-Marketing of Cheniere since February 2014 and served as Senior Vice President-Marketing of Cheniere from June 2013 to February 2014. She previously served as Senior Vice President and Chief Financial Officer of Cheniere and Cheniere Partners’ general partner from March 2009 to June 2013 and Senior Vice President of Cheniere Partners’ general partner from June 2008 to March 2009. She served as Senior Vice President-Strategic Planning and Finance for Cheniere from February 2008 to March 2009. Prior to that time, she served as Cheniere’s Vice President of Strategic Planning since September 2005 and Manager of Strategic Planning since June 2004. Prior to joining Cheniere, Ms. Gentle spent eight years in energy market development, economic evaluation and long-range planning. She conducted international business development and strategic planning for Anadarko Petroleum Corporation, an oil and natural gas exploration and production company, for six years and energy market analysis for Pace Global Energy Services, an energy management and consulting firm, for two years. Ms. Gentle received her B.A. in economics and international affairs from James Madison University and an M.B.A. from Rice

University. It was determined that Ms. Gentle should serve as one of our directors because of her experience with strategic planning and finance in the energy industry and because of the perspective she brings as the former Chief Financial Officer of Cheniere, Cheniere Partners’ general partner, and the general partner of Sabine Pass LNG, L.P. Ms. Gentle has not held any other directorship positions in the past five years.
R. Keith Teague is a member of our Board. He has served as Executive Vice President-Asset Group of Cheniere since February 2014 and served as Senior Vice President-Asset Group of Cheniere from April 2008 to February 2014. Prior to April 2008, he served as Vice President-Pipeline Operations since May 2006. Mr. Teague has also served as President of CQH Holdings Company, LLC (formerly known as Cheniere Pipeline Company), a wholly owned subsidiary of Cheniere since January 2005. In addition, Mr. Teague is President and a director of Sabine Pass Liquefaction, LLC. He is also a director, President and Chief Operating Officer of Cheniere Partners’ general partner since June 2008. Mr. Teague is also President of the general partner of Sabine Pass LNG, L.P. and is responsible for the development, construction and operation of Cheniere’s LNG terminal and pipeline assets. Mr. Teague began his career with Cheniere in February 2004 as Director of Facility Planning. Prior to joining Cheniere, Mr. Teague served as the Director of Strategic Planning for the CMS Panhandle Companies from December 2001 until September 2003. He began his career with Texas Eastern Transmission Corporation where he managed pipeline operations and facility expansion. Mr. Teague received a B.S. in civil engineering from Louisiana Tech University and an M.B.A. from Louisiana State University. With Mr. Teague’s knowledge and expertise relating to the Sabine Pass LNG terminal and his involvement with Cheniere Partners’ general partner, it was determined that he should serve as one of our directors. Mr. Teague has not held any other directorship positions in the past five years.
Don A. Turkleson is the Chairman of our Audit Committee. He is currently the Vice President and Chief Financial Officer of Gulf Coast Energy Resources, LLC, a privately held energy exploration and production company. From January 2010 to April 2012, he served as the Chief Financial Officer of Laurus Energy, Inc., a privately held underground coal gasification company. He served as Senior Vice President and Chief Financial Officer of Cheniere Partners’ general partner from November 2006 to March 2009 and was a member of the board of directors of Cheniere Partners’ general partner from its formation in February 2007 until September 2012. He became Senior Vice President of Cheniere in May 2004, and served as Treasurer and Secretary of Cheniere until December 2004 and September 2006, respectively. He served as Senior Vice President and Chief Financial Officer of Cheniere through March 2009. Prior to joining Cheniere in 1997, Mr. Turkleson was employed by PetroCorp Incorporated from 1983 to 1996, as Controller until 1986 and then as Vice President-Finance, Secretary and Treasurer. From 1975 to 1983, he worked as a Certified Public Accountant in the natural resources division of Arthur Andersen & Co. in Houston. Mr. Turkleson received a B.S. in accounting from Louisiana State University. Mr. Turkleson is a director and past Chairman of the Board of Neighborhood Centers, Inc., a nonprofit organization. He also serves on the board of directors of the general partner of QEP Midstream Partners, L.P., a publicly traded master limited partnership formed to own, acquire, and develop midstream assets. In addition, he served on the board of directors and as the Chairman of the Audit Committee of the board of directors of Miller Energy Resources, Inc., a publicly traded oil and natural gas exploration, production and drilling company from January 2011 to April 2014. It was determined that Mr. Turkleson should serve as one of our directors because of his background and experience in the energy industry and his background as a Certified Public Accountant.
Jonathan S. Gross is a member of our Audit Committee. Mr. Gross is currently an oil and gas consultant. Since June 2009, his company, Jexco LLC, has provided upstream exploration geological and geophysical technical services for clients with projects in domestic and international basins. From June 2010 to January 2011, Mr. Gross served as Senior Vice President of Energy Partners, Ltd. (now EPL Oil & Gas, Inc.), a public exploration and production company. From July 2008 to April 2009, he served as Chief Operating Officer for Houston Exploration Services, Inc., a subsidiary of Kuwait Energy Company, a private exploration and production company based in Kuwait. Mr. Gross served as Vice President-Exploration for Cheniere from 2000 to May 2004 when he became Senior Vice President-Exploration with responsibilities for its domestic exploration program and international LNG sourcing through April 2008. Prior to joining Cheniere in June 1999, Mr. Gross worked for Zydeco Energy, Inc. from January 1998 to May 1999, and Amoco Production Company as a technical contributor and team leader from 1981 to 1998. Mr. Gross received his Bachelor of Arts in Geophysical Science from the University of Chicago in 1981. He is a member of the Society of Exploration Geophysicists, the Houston Geological Society, and the American Association of Petroleum Geologists where he is a Certified Geologist. It was determined that Mr. Gross should serve as one of our directors because of his background and experience in the energy industry. From April 2010 to July 2012, Mr. Gross served on the board of directors of Miller Energy Resources, Inc., a publicly traded oil and gas exploration and production company, where he was Chairman of the Nominating and Corporate Governance Committee.

Zurab S. Kobiashvili is a member of our Audit Committee. Mr. Kobiashvili served as Senior Vice President and General Counsel of Cheniere from 2004 until his retirement in January 2009. Prior to joining Cheniere, Mr. Kobiashvili was employed by Apache Corporation, a publicly traded global exploration and production company, initially as Vice President and General Counsel, beginning in 1994, and then as Senior Vice President and General Counsel. Prior to Apache Corporation, Mr. Kobiashvili served initially as a consultant and subsequently as an officer and General Counsel of a number of public and private companies involved in the oil and gas exploration and production industry and in the development and operation of cogeneration power facilities. Mr. Kobiashvili earned a degree in physics from Brown University and received his law degree from the University of Virginia. It was determined that Mr. Kobiashvili should serve as one of our directors because of his background as a senior executive and General Counsel for a number of public and private companies involved in the energy industry. Mr. Kobiashvili has not held any other directorship positions in the past five years.

Code of Ethics
Our Code of Business Conduct and Ethics covers a wide range of business practices and procedures and furthers our fundamental principles of honesty, loyalty, fairness and forthrightness. The Code of Business Conduct and Ethics was approved by our Board. Our Code of Business Conduct and Ethics is posted at www.cheniere.com/corporate/governance_holdings.shtml. We also intend to post any changes to or waivers of our Code of Business Conduct and Ethics for our executive officers on this website.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16 of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from our directors and executive officers (or otherwise based on our knowledge), we believe that all Section 16(a) filing requirements were met during 2014 in a timely manner.
ITEM 11.     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis
We have paid no cash compensation to our executive officers since our inception. We do not have any equity incentive or non-equity incentive plans and have not granted any options, restricted stock or other plan-based awards. All of our executive officers are also executive officers of Cheniere. Cheniere compensates these officers for the performance of their duties as executive officers of Cheniere, which includes managing Cheniere Holdings. Cheniere does not allocate this compensation between services for us and services for Cheniere and its affiliates. Instead, an affiliate of Cheniere provides us various general and administrative services, such as technical, commercial, regulatory, financial, accounting, treasury, tax and legal staffing and related support services, pursuant to a services agreement for which we pay a non-accountable overhead reimbursement charge of $1.0 million per year (indexed for inflation). For a description of the services agreement, see “Item 13. Certain Relationships and Related Transactions, and Director Independence-Related Party Transactions-Relationship to Cheniere-Services Agreement.”
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
Compensation Committee Report
As discussed above, we do not have a compensation committee. In fulfilling its responsibilities, our Board, acting in lieu of a compensation committee, has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, our Board recommended that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

By the members of our Board:

Charif Souki
R. Keith Teague
Meg A. Gentle
Don A. Turkleson
Michael J. Wortley
Jonathan S. Gross
Zurab S. Kobiashvili

Compensation Committee Interlocks and Insider Participation
As discussed above, our Board does not have a compensation committee. If any compensation is to be paid to our officers by Cheniere Holdings, the compensation would be reviewed and approved by our entire Board because they perform the functions of a compensation committee in the event such committee is needed. None of our directors or executive officers served as a member of a compensation committee of another entity that has or has had an executive officer who served as a member of our Board during 2014.
Director Compensation

Each independent director receives an annual fee of $200,000 for his or her services to us. In addition, each independent director will be reimbursed for out-of-pocket expenses incurred in connection with attending meetings of our Board or committees of our Board. Officers or employees of Cheniere and its affiliates who also serve as our directors do not receive additional compensation.
The table below summarizes the compensation we paid to our directors for service on our Board for the fiscal year ended December 31, 2014.

Name	Fees Earned or Paid in Cash
Charif Souki	$—
R. Keith Teague	—
H. Davis Thames (1)	—
Michael J. Wortley (1)	—
Meg A. Gentle	—
Don A. Turkleson	200,000
Jonathan S. Gross	150,000
Zurab S. Kobiashvili	—

(1)As of January 14, 2014, Mr. Wortley replaced Mr. Thames as our Chief Financial Officer and one of our directors.

Indemnification of Directors

Under our LLC Agreement and subject to specified limitations, we will indemnify to the fullest extent permitted by law, from and against all losses, expenses (including attorneys’ fees), judgments, fines, damages, penalties, interest, liabilities and settlement amounts actually and reasonably incurred by any director or officer, or while serving as a director or officer, any person who is or was serving as a director, officer, employee, partner, manager, fiduciary or trustee of Cheniere Holdings or any other entity. However, such directors, officers and persons are only entitled to indemnification if they acted in good faith and, with respect to any criminal proceeding or action, had no knowledge that such conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere shall not of itself create a presumption that such good faith standard was not met. In addition, we may indemnify any person who is or was an employee (other than an officer) or agent of us or any other person who is a party to a threatened, pending or completed action, suit or proceeding, to the extent permitted by law and authorized by our Board.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND
RELATED SHAREHOLDER MATTERS

The amounts and percentage of equity securities beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed a beneficial owner of securities as to which he has no economic interest.
Except as indicated by footnote, the persons named in the tables below have sole voting and investment power with respect to all equity securities shown as beneficially owned by them, subject to community property laws where applicable. Except as indicated by footnote, the address for the beneficial owners listed in the tables below is 700 Milam Street, Suite 1900, Houston, Texas 77002.
Owners of More than Five Percent of Outstanding Shares

The following table shows the beneficial owner known by us to own more than five percent of our common shares as of January 31, 2015.

Name of Beneficial Owner	Common Shares Beneficially Owned	Percentage of Common Shares Beneficially Owned
Cheniere Energy, Inc. (1)	185,600,000	80.1%

(1)	Cheniere also owns the sole director voting share of Cheniere Holdings.

Directors and Executive Officers

The following table sets forth the beneficial ownership of our common shares outstanding as of January 31, 2015 and held by each director, executive officer and all directors and executive officers as a group. On January 31, 2015, the directors and executive officers of Cheniere Holdings beneficially owned none of our common shares.
The table also presents the ownership of common units of Cheniere Partners and shares of common stock of Cheniere owned of record or beneficially as of January 31, 2015, by each director, named executive officer and all of our directors and executive officers as a group. As of January 31, 2015, Cheniere owned approximately 80% of our common shares. As of January 31, 2015, Cheniere Holdings owned 11,963,488 of Cheniere Partners’ common units (approximately 21%), 45,333,334 of Cheniere Partners’ Class B units (approximately 31%), and 135,383,831 of its subordinated units (100%); on an aggregate basis, we owned approximately 56% of Cheniere Partners’ common, Class B and subordinated units.

	Cheniere Energy Partners LP Holdings, LLC		Cheniere Energy Partners, L.P.			Cheniere Energy, Inc.
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class	Amount and Nature of Beneficial Ownership (1)		Percent of Class	Amount and Nature of Beneficial Ownership		Percent of Class
Charif Souki	—	—	400,100	(2)	1%	5,176,327	(3)	2%
R. Keith Teague	—	—	—		—	737,221		*
Meg A. Gentle	—	—	8,035		*	1,383,370		1%
Michael J. Wortley (4)	—	—	1,000		*	425,787	(5)	*
H. Davis Thames (4) (6)	—	—	500		*	785,416		*
Don A. Turkleson	—	—	25,000		*	73,518		*
Jonathan S. Gross	—		7,500		*	25,500		*
Zurab S. Kobiashvili	—		450		*	—		—
All directors and executive officers as a group (8 persons)	—	—	442,585		1%	8,607,139		4%

*    Less than 1%

(1)	None of Cheniere Holdings’ directors or executive officers owned any units of Cheniere Partners other than common units.

(2)	Includes 400,100 units held by Mr. Souki’s wife.

(3)	Includes 300,000 shares held in trust. Some of the shares held by Mr. Souki have been pledged as collateral.

(4)	As of January 14, 2014, Mr. Wortley replaced Mr. Thames as Chief Financial Officer and a director of Cheniere Holdings.

(5)	Includes 1,500 shares issuable upon exercise of currently exercisable stock options held by Mr. Wortley.

(6)	Includes information reported to us as of March 7, 2014. Mr. Thames left Cheniere on March 7, 2014 and is no longer required to report his holding pursuant to Section 16(a) of the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

•	whether the related party transaction is on terms no less favorable than the terms generally available to an unaffiliated third party under the same or similar circumstances;

•	whether the transaction is material to the Company or the related party; and

•	the extent of the related person’s interest in the transaction.

In addition, pursuant to our Code of Business Conduct and Ethics, our directors, officers and employees will bring any conflict or potential conflict of interest to the attention of our Chief Compliance Officer. If a conflict or potential conflict of interest arises between us and a director, officer or any of our affiliates, the resolution of any such conflict or potential conflict will be addressed by our Board in accordance with the provisions of our limited liability company agreement.

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
The Services Agreement had an initial term of one year from December 18, 2013, and automatically renews for additional one-year terms unless notice of nonrenewal is provided by any party to the agreement at least 90 days prior to the next renewal date. Upon a Cheniere Separation Event, our officers and our directors who are also directors or officers of Cheniere will resign. Within 60 days after a Cheniere Separation Event, we may provide notice to Cheniere to terminate the Services Agreement, and the Services Agreement will terminate 90 days after the delivery date of the notice. If we provide notice to terminate at any time after a Cheniere Separation Event, we may request that Cheniere continue to provide services to us for a period of up to six months from the termination notice date.
If Cheniere (i) becomes bankrupt, insolvent, dissolves or ceases its business, (ii) ceases to provide all services required to be performed by it under the Services Agreement for 10 consecutive days or (iii) materially fails to perform its obligations under the Services Agreement which continues uncured for 75 days after Cheniere’s receipt of notice of such failure from us, then we will have the right to terminate the Services Agreement, obtain specific performance, perform or cause to be performed Cheniere’s obligations under the Services Agreement and pursue any and all other remedies available at law or in equity. If we (i) become bankrupt, insolvent, dissolve or cease our business, (ii) materially fail to perform our obligations under the Services Agreement which continues uncured for 30 days after our receipt of notice of such failure from Cheniere or (iii) default in our payment obligations to Cheniere which remains uncured for 30 days after receipt of written notice of such default from Cheniere, then Cheniere shall have the right to terminate the Services Agreement and pursue any and all other remedies available at law or in equity.
Tax Sharing Agreement.
We have entered into a Tax Sharing Agreement with Cheniere that governs the respective rights, responsibilities, and obligations of Cheniere and us with respect to tax attributes, tax liabilities and benefits, the preparation and filing of tax returns, the control of audits and other tax proceedings, and other matters regarding taxes.
Under the terms of the Tax Sharing Agreement, for each period in which we or any of our subsidiaries are consolidated or combined with Cheniere for purposes of any tax return, Cheniere will prepare a pro forma tax return for us as if we filed our own consolidated, combined or unitary return, except that such pro forma tax return generally include current income, deductions, credits and losses from us, and a deemed NOL carryforward amount. We are required to reimburse Cheniere for any taxes shown on such pro forma tax returns. The initial deemed NOL carryforward for U.S. federal tax purposes is approximately $283 million.
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

Share Redemption Agreement
On November 13, 2014, we entered into a Share Redemption Agreement with Cheniere providing for our redemption of 10,100,000 common shares held by Cheniere. Pursuant to the terms of the Share Redemption Agreement, the redemption price per share was subject to being reduced retroactively if the actual expenses in connection with our offering of common shares exceeded the estimated expenses disclosed in the registration statement filed by us with the SEC on November 10, 2014 relating to such offering. On November 19, 2014, pursuant to the Share Redemption Agreement, we redeemed from Cheniere 10,100,000 common shares for an aggregate redemption price of approximately $229 million, which represents the net proceeds to us from our public offering of common shares consummated on November 19, 2014, after deducting underwriting discounts and expenses of the offering.
Relationship to Cheniere GP Holding Company, LLC
GP Holdco is a limited liability company recently formed for the purpose of holding a 100% interest in Cheniere Partners’ general partner.
Cheniere owns 100% of the economic interests in GP Holdco, and we own a non-economic voting interest in GP Holdco. We control GP Holdco through our non-economic voting interest in GP Holdco, which entitles us to appoint three of the four members of the board of directors of GP Holdco. The board of directors of GP Holdco has the powers customarily held by a corporate board of directors, such as the authority to elect the officers of GP Holdco, set its policies and oversee its operations. Since we can appoint a majority of GP Holdco’s board, we have a controlling influence over the management and policies of GP Holdco.
If, at any time, Cheniere relinquishes the director voting share, which it may do in its sole discretion, or ceases to own greater than 25% of our outstanding shares, our non-economic voting interest in GP Holdco will be extinguished, and we will cease to oversee the operations and management of Cheniere Partners, as described below, which may result in our being deemed an investment company within the meaning of the Investment Company Act. Please read “Risk Factors-Risks Relating to the Ownership of Our Shares-If we cease to control GP Holdco, we may be deemed an ‘investment company,’ which could impose restrictions on us.”
Through the participation on the board of directors of Cheniere Partners’ general partner of the individuals appointed by GP Holdco, GP Holdco also oversees, at the board level, the business and operations of Cheniere Partners’ general partner through the receipt of reports on the operations, finances and plans for significant corporate transactions, the ability to act upon such reports, propose and/or approve significant corporate transactions and the ability to otherwise influence the management and policies of Cheniere Partners’ general partner. Furthermore, the individuals appointed by GP Holdco to the board of directors of Cheniere Partners’ general partner are actively involved in the operation and management of Cheniere Partners’ general partner and, through Cheniere Partners’ general partner, Cheniere Partners itself.
The number of directors constituting the board of directors of Cheniere Partners’ general partner is currently eleven. Currently, Cheniere and its affiliates are entitled to appoint four of the eleven members of the board of directors of Cheniere Partners’ general partner, which does not constitute a majority of the board of directors. If, at any time, the number of members of the board of directors of Cheniere Partners’ general partner that Cheniere and its affiliates are entitled to appoint increases, GP Holdco will have the right to appoint those additional members subject to the procedures described in this section.
The members of the board of directors of Cheniere Partners’ general partner that GP Holdco appoints must be approved by a majority of GP Holdco’s board of directors. Because our non-economic voting interest in GP Holdco entitles us to appoint three of the four members of GP Holdco’s board of directors, the directors that we appoint to the board of GP Holdco will have the ability to appoint each member of the board of directors of Cheniere Partners’ general partner that GP Holdco is entitled to appoint.
Upon the occurrence of a Cheniere Separation Event, our non-economic voting interest in GP Holdco will be extinguished. We would cease to control GP Holdco if, among other events, Cheniere makes future sales or otherwise disposes of our shares that it owns as described under “Risk Factors-Risks Relating to the Ownership of Our Shares-If we cease to control GP Holdco, we may be deemed an ‘investment company,’ which could impose restrictions on us.”
If our non-economic voting interest in GP Holdco is extinguished, Cheniere will be the sole owner of GP Holdco and will be entitled to elect each of the members of the board of directors of GP Holdco. At this time, Cheniere would control the appointment of all of the members of the board of directors of Cheniere Partners’ general partner that Cheniere and its affiliates are entitled to appoint, which is currently four of the eleven board members, and we would not be entitled to appoint any members of the board of directors of Cheniere Partners’ general partner.
Relationship to Cheniere Energy Partners, L.P.
We own common units, Class B units and subordinated units representing an approximate 3.5%, 13.1% and 39.3% ownership interest (on an aggregate basis) in Cheniere Partners, respectively. As a result of our ownership of GP Holdco, we indirectly control the appointment of four of the eleven members of the board of directors of Cheniere Partners’ general partner as described above under “Relationship to Cheniere GP Holding Company, LLC.” Three of the appointees also will be our directors. Through these appointees, we will be able to oversee the operations of Cheniere Partners’ general partner and Cheniere Partners. If Cheniere relinquishes control of GP Holdco at any time, at its sole discretion, or Cheniere ceases to own 25% of our outstanding shares, our control of GP Holdco would be extinguished and we would cease to control GP Holdco.
Independent Directors
Because we are a controlled company, the NYSE MKT does not require our Board to be composed of a majority of directors who meet the criteria for independence required by the NYSE MKT. Our Board has determined that Messrs. Turkleson, Gross and Kobiashvili are independent directors in accordance with the following NYSE MKT independence standards. A director would not be independent if any of the following relationships exists:

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

•
a director who is, or has an immediate family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the Company or any parent or subsidiary of Company made, or from which the Company or any parent or subsidiary of the Company received, payments (other than those arising solely from investments in our securities or payments under non-discretionary charitable contribution matching programs) that exceed 5% of the organization’s consolidated gross revenues for that year, or $200,000, whichever is more, in any of the most recent three fiscal years;

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG LLP served as our independent auditor for the fiscal year ended December 31, 2014 and Ernst & Young LLP served as our independent auditor for the fiscal year ended December 31, 2013. The following table (in thousands) sets forth the fees paid to the respective independent auditors for professional services rendered for 2014 and 2013:

	Fiscal 2014	Fiscal 2013
Audit Fees	$395	$1,757
 Audit Fees—Audit fees for 2014 and 2013 include fees associated with the integrated audit of our annual consolidated financial statements, reviews of our interim consolidated financial statements and services performed in connection with registration statements, including comfort letters, consents and due diligence on SEC comment letters.

There were no audit-related, tax or other fees in 2014 and 2013.

Auditor Pre-Approval Policy and Procedures

Under the audit committee’s charter, the audit committee is required to review and approve in advance all audit and lawfully permitted non-audit services to be provided by the independent accountants and the fees for such services. Pre-approval of non-audit services (other than review and attestation services) shall not be required if such services fall within exceptions established by the SEC. All audit and non-audit services provided to us during the fiscal years ended December 31, 2014 and 2013 were pre-approved.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Exhibits

(1)	Financial Statements—Cheniere Energy Partners LP Holdings, LLC:

(2)	Financial Statement Schedules:
All financial statement schedules have been omitted because they are not required, are not applicable, or the required information has been included elsewhere within this Form 10-K.

(3)	Exhibits:
Certain of the agreements filed as exhibits to this Form 10-K contain representations, warranties, covenants and conditions by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations, warranties, covenants and conditions:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

•	may apply standards of materiality that differ from those of a reasonable investor; and

•	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. These agreements are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. Investors should not rely on them as statements of fact.

Exhibit No.	Description
1.1
Underwriting Agreement, dated November 13, 2014, by and among Cheniere Energy Partners LP Holdings, LLC, Cheniere Energy, Inc. and Credit Suisse Securities (USA) LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-36234) filed on November 19, 2014)

2.1	Contribution and Conveyance Agreement (Incorporated by reference to Exhibit 10.4 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 26, 2007)
2.2
Amended and Restated Purchase and Sale Agreement, dated as of August 9, 2012, by and among Cheniere Energy Partners, L.P., Cheniere Pipeline Company, Grand Cheniere Pipeline, LLC and Cheniere Energy, Inc. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on August 9, 2012)

3.1
Certificate of Formation of Cheniere Energy Partners LP Holdings, LLC (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-191298) filed on September 20, 2013)

Exhibit No.	Description
3.2
Amended and Restated Limited Liability Company Agreement of Cheniere Energy Partners LP Holdings, LLC (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36234) filed on December 18, 2013)

3.3	Form of share certificate (Included as Exhibit A to Exhibit 3.2 above)
4.1	Form of common unit certificate (Included as Exhibit A to Exhibit 10.99 below)
4.2
Indenture, dated as of November 9, 2006, between Sabine Pass LNG, L.P., as issuer, and The Bank of New York, as trustee (Incorporated by reference to Exhibit 4.1 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

4.3	Form of 7.50% Senior Secured Note due 2016 (Included as Exhibit A1 to Exhibit 4.2 above)
4.4
Indenture, dated as of October 16, 2012, by and among Sabine Pass LNG, L.P., the guarantors that may become party thereto from time to time and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to Sabine Pass LNG L.P.’s Current Report on Form 8-K (SEC File No. 001-138916), filed on October 19, 2012)

4.5	Form of 6.5% Senior Secured Note due 2020 (Included as Exhibit A1 to Exhibit 4.4 above)
4.6
Indenture, dated as of February 1, 2013, by and among Sabine Pass Liquefaction, LLC, the guarantors that may become party thereto from time to time and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on February 4, 2013)

4.7
First Supplemental Indenture, dated as of April 16, 2013, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1.1 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366, filed on April 16, 2013)

4.8
Second Supplemental Indenture, dated as of April 16, 2013, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1.2 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366, filed on April 16, 2013)

4.9
Third Supplemental Indenture, dated as of November 25, 2013, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366, filed on November 25, 2013)

4.10
Fourth Supplemental Indenture, dated as of May 20, 2014, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on May 22, 2014)

4.11
Fifth Supplemental Indenture, dated as of May 20, 2014, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.2 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on May 22, 2014)

4.12	Form of 5.625% Senior Secured Note due 2021 (Included as Exhibit A-1 to Exhibit 4.6 above)
4.13	Form of 5.625% Senior Secured Note due 2023 (Included as Exhibit A-1 to Exhibit 4.8 above)
4.14	Form of 6.25% Senior Secured Note due 2022 (Included as Exhibit A-1 to Exhibit 4.9 above)
4.15	Form of 5.750% Senior Secured Note due 2024 (Included as Exhibit A-1 to Exhibit 4.10 above)
10.1
LNG Terminal Use Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.2
Amendment of LNG Terminal Use Agreement, dated January 24, 2005, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.40 to Cheniere Energy, Inc.’s Annual Report on Form 10-K (SEC File No. 001-16383), filed on March 10, 2005)

10.3
Amendment of LNG Terminal Use Agreement, dated June 15, 2010, by and between Total Gas & Power North America, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 6, 2010)

10.4
Omnibus Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.5
Guaranty, dated as of November 9, 2004, by Total S.A. in favor of Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001 16383), filed on November 15, 2004)

Exhibit No.	Description
10.6
Letter Agreement, dated September 11, 2012, between Total Gas & Power North America, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.7
LNG Terminal Use Agreement, dated November 8, 2004, between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.8
Amendment to LNG Terminal Use Agreement, dated December 1, 2005, by and between Chevron U.S.A., Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.28 to Sabine Pass LNG, L.P.’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

10.9
Amendment of LNG Terminal Use Agreement, dated June 16, 2010, by and between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 6, 2010)

10.10
Omnibus Agreement, dated November 8, 2004, between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.11
Guaranty Agreement, dated as of December 15, 2004, from ChevronTexaco Corporation to Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.12 to Sabine Pass LNG, L.P.’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

10.12
Second Amended and Restated Terminal Use Agreement, dated as of July 31, 2012, between Sabine Pass LNG, L.P. and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.1 to Sabine Pass LNG, L.P.’s Current Report on Form 8-K (SEC File No. 333-138916), filed on August 6, 2012)

10.13
Guarantee Agreement, dated as of July 31, 2012, by Cheniere Energy Partners, L.P. in favor of Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to Sabine Pass LNG, L.P.’s Current Report on Form 8-K (SEC File No. 333-138916), filed on August 6, 2012)

10.14
Letter Agreement, dated May 28, 2013, by and between Sabine Pass LNG, L.P. and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.1 to Sabine Pass LNG, L.P.’s Quarterly Report on Form 10-Q (SEC File No. 333-138916), filed on August 2, 2013)

10.15
Collateral Trust Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., The Bank of New York, as collateral trustee, Sabine Pass LNG-GP, Inc. and Sabine Pass LNG-LP, LLC (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.16
Amended and Restated Parity Lien Security Agreement, dated November 9, 2006, by and between Sabine Pass LNG, L.P. and The Bank of New York, as collateral trustee (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.17
Third Amended and Restated Multiple Indebtedness Mortgage, Assignment of Rents and Leases and Security Agreement, dated November 9, 2006, between Sabine Pass LNG, L.P. and The Bank of New York, as collateral trustee (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.18
Amended and Restated Parity Lien Pledge Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., Sabine Pass LNG-GP, Inc., Sabine Pass LNG-LP, LLC and The Bank of New York, as collateral trustee (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.19
Security Deposit Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., The Bank of New York, as collateral trustee, and The Bank of New York, as depositary agent (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.20
Amended and Restated Common Terms Agreement, dated as of May 28, 2013, among Sabine Pass Liquefaction, LLC, as borrower, the Secured Debt Holder Group Representatives, Secured Hedge Representatives and Secured Gas Hedge Representatives from time to time party thereto, and Société Générale, as the common security trustee and intercreditor agent (Incorporated by reference to Exhibit 10.5 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on May 29, 2013)

10.21
KEXIM Direct Facility Agreement, dated as of May 28, 2013, among Sabine Pass Liquefaction, LLC, as borrower, KEB NY Financial Corp., as the KEXIM Facility Agent, Société Générale, as the common security trustee, and The Export-Import Bank of Korea (Incorporated by reference to Exhibit 10.2 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on May 29, 2013)

Exhibit No.	Description
10.22
KEXIM Covered Facility Agreement, dated as of May 28, 2013, among Sabine Pass Liquefaction, LLC, as borrower, KEB NY Financial Corp., as the KEXIM Facility Agent, Société Générale, as the common security trustee, The Export-Import Bank of Korea and the other lenders from time to time party thereto (Incorporated by reference to Exhibit 10.3 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on May 29, 2013)

10.23
KSURE Covered Facility Agreement, dated as of May 28, 2013, among Sabine Pass Liquefaction, LLC, as borrower, The Korea Development Bank, New York Branch, as the KSURE Covered Facility Agent, Société Générale, as the common security trustee, and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.4 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on May 29, 2013)

10.24
Credit Agreement, dated as of May 28, 2013, among Cheniere Creole Trail Pipeline, L.P., as borrower, the lenders party thereto from time to time, Morgan Stanley Senior Funding, Inc., as administrative agent, The Bank of New York Mellon, as collateral agent, and The Bank of New York Mellon, as depositary bank (Incorporated by reference to Exhibit 10.6 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on May 29, 2013)

10.25
Amended and Restated Credit Agreement (Term Loan A), dated as of May 28, 2013, among Sabine Pass Liquefaction, LLC, as borrower, Société Générale, as the commercial banks facility agent and common security trustee, and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.’s Current Report on 8-K (SEC File No. 001-33366), filed on May 29, 2013)

10.26
Senior Letter of Credit and Reimbursement Agreement, dated as of April 21, 2014, among Sabine Pass Liquefaction, LLC, as Borrower, The Bank of Nova Scotia, as Senior Issuing Bank and Senior LC Facility Administrative Agent, Société Générale, as Common Security Trustee, and the lenders named therein, as Senior LC Lenders (Incorporated by reference to Exhibit 10.1 to Sabine Pass Liquefaction, LLC’s Current Report on Form 8-K (SEC File No. 333-192373), filed on April 25, 2014)

10.27†
Form of Director Units Option Agreement for employees and consultants (four-year) (Incorporated by reference to Exhibit 10.41 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.28†
Form of Phantom Units Agreement for employees, consultants and directors (four-year) (Incorporated by reference to Exhibit 10.44 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.29†
Form of Phantom Units Agreement for employees, consultants and directors (three-year) (Incorporated by reference to Exhibit 10.45 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007) [NTD: Update/Refile?]

10.30†
Form of Restricted Units Agreement for employees, consultants and directors (four-year) (Incorporated by reference to Exhibit 10.40 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.31†
Form of Restricted Units Agreement for employees, consultants and directors (three-year) (Incorporated by reference to Exhibit 10.39 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.32†
Form of Units Option Agreement for employees and consultants (four-year) (Incorporated by reference to Exhibit 10.43 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.33†
Form of Units Option Agreement for employees and consultants (three-year) (Incorporated by reference to Exhibit 10.42 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.34†
Cheniere Energy Partners, L.P. 2007 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Cheniere Energy Partners, L.P.'s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 26, 2007)

10.35†	Form of Phantom Units Agreement (Incorporated by reference to Exhibit 10.2 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on June 4, 2007)
10.36†
Summary of Compensation for Independent Directors (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on June 4, 2007)

10.37†
Form of Indemnification Agreement for officers and/or directors of Cheniere Energy Partners GP, LLC (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on April 6, 2009)

10.38†
Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan (2012 Reload Award) (Incorporated by reference to Exhibit 10.9 to Cheniere Energy Partners, L.P.’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

Exhibit No.	Description
10.39†
Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.8 to Cheniere Energy Partners, L.P.’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.40†
Form of Amendment to Phantom Units Agreement (Incorporated by reference to Exhibit 10.7 to Cheniere Energy Partners, L.P.’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.41†	Meg Gentle’s Assignment Letter, dated July 30, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on July 30, 2013)
10.42†	Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan (Units Settlement)
10.43†	Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan (Reload Units Settlement)
10.44
Cooperative Endeavor Agreement & Payment in Lieu of Tax Agreement, dated October 23, 2007 (Incorporated by reference to Exhibit 10.7 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2007)

10.45
LNG Lease Agreement, dated June 24, 2008, between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.7 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 11, 2008)

10.46
LNG Lease Agreement, dated September 30, 2011, by and between Cheniere Marketing, LLC and Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2011)

10.47
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc. (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to the a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on November 14, 2011)

10.48
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-0001 EPC Terms and Conditions, dated May 1, 2012, (ii) the Change Order CO-0002 Heavies Removal Unit, dated May 23, 2012, (iii) the Change Order CO-0003 LNTP, dated June 6, 2012, (iv) the Change Order CO-0004 Addition of Inlet Air Humidification, dated July 10, 2012, (v) the Change Order CO-0005 Replace Natural Gas Generators with Diesel Generators, dated July 10, 2012, (vi) the Change Order CO-0006 Flange Reduction and Valve Positioners, dated June 20, 2012, and (vii) the Change Order CO-0007 Relocation of Temporary Facilities, Power Poles Relocation Reimbursement, and Duck Blind Road Improvement Reimbursement, dated July 13, 2012 (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on August 3, 2012)

10.49
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-0008 Delay in Full Placement of Insurance, dated July 27, 2012, (ii) the Change Order CO-0009 HAZOP Action Items, dated July 31, 2012, (iii) the Change Order CO-00010 Fuel Provisional Sum, dated August 8, 2012, (iv) the Change Order CO-00011 Currency Provisional Sum, dated August 8, 2012, (v) the Change Order CO-00012 Delay in NTP, dated August 8, 2012, and (vi) the Change Order CO-0013 Early EPC Work Credit, dated August 29, 2012 (Incorporated by reference to Exhibit 10.2 to Cheniere Energy Partners, L.P.’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.50
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00014 Bundle of Changes, dated September 5, 2012, (ii) the Change Order CO-00015 Static Mixer, Air Cooler Walkways, etc., dated November 8, 2012, (iii) the Change Order CO-00016 Delay in Full Placement of Insurance, dated October 29, 2012, (iv) the Change Order CO-00017 Condensate Header, dated December 3, 2012 and (v) the Change Order CO-00018 Increase in Power Requirements, dated January 17, 2013 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.26 to Cheniere Energy Partners, L.P.’s Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 22, 2013)

Exhibit No.	Description
10.51
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00019 Delete Tank 6 Scope of Work, dated February 27, 2013 and (ii) the Change Order CO-00020 Modification to Builder’s Risk Insurance Sum Insured Value, dated March 14, 2013 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.2 to Cheniere Energy Partners, L.P.’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on May 3, 2013)

10.52
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00021 Increase to Insurance Provisional Sum, dated April 17, 2013, (ii) the Change Order CO-00022 Removal of LNG Static Mixer Scope, dated May 8, 2013, (iii) the Change Order CO-00023 Revised LNG Rundown Line, dated May 30, 2013, (iv) the Change Order CO-00024 Reroute Condensate Header, Substation HVAC Stacks, Inlet Metering Station Pile Driving, dated June 11, 2013 and (v) the Change Order CO-00025 Feed Gas Connection Modifications, dated June 11, 2013 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.45 to Cheniere Energy Partners LP Holdings, LLC’s Registration Statement on Form S-1 (SEC File No. 333-191298), filed on October 18, 2013)

10.53
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00026 Bundle of Changes, dated June 28, 2013, (ii) the Change Order CO-00027 16” Water Pumps, dated July 12, 2013, (iii) the Change Order CO-00028 HRU Operability, dated July 26, 2013, (iv) the Change Order CO-00029 Belleville Washers, dated August 14, 2013 and (v) the Change Order CO-00030 Soils Preparation Provisional Sum Transfer, dated August 29, 2013 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 8, 2013)

10.54
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00031 LNG Intake Pump Replacement Scope Reduction/OSBL Additional Piling for the Cathodic Protection Rectifier Platform and Drum Storage Shelter dated October 15, 2013 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.35 to Sabine Pass Liquefaction, LLC’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on January 28, 2014)

10.55
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00032 Intra-Plant Feed Gas Header and Jefferson Davis Electrical Distribution, dated January 9, 2014, (ii) the Change Order CO-00033 Revised EPC Agreement Attachments S & T, dated March 24, 2014 and (iii) the Change Order CO-00034 Greenfield/Brownfield Demarcation Adjustment, dated February 19, 2014 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to Sabine Pass Liquefaction, LLC’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on May 1, 2014)

10.56
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00035 Resolution of FERC Open Items, Additional FERC Support Hours and Greenfield/Brownfield Milestone Adjustment, dated May 9, 2014 (Incorporated by reference to Exhibit 10.3 to Sabine Pass Liquefaction, LLC’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on July 31, 2014)

10.57
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00036 Future Tie-Ins and Jeff Davis Invoices, dated July 9, 2014 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment) (Incorporated by reference to Exhibit 10.23 to Sabine Pass Liquefaction, LLC’s Registration on Form S-4 (SEC File No. 333-198358) filed on August 26, 2014)

10.58
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00037 Performance and Attendance Bonus (PAB) Incentive Program Provisional Sum, dated October 31, 2014 and (ii) the Change Order CO-00038 Control Room Modifications and Miscellaneous Items, dated January 6, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment) (Incorporated by reference to Exhibit 10.26 to Sabine Pass Liquefaction LLC’s Annual Report on Form 10-K (SEC File No. 333-192373), filed on February 19, 2015)

Exhibit No.	Description
10.59
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated December 20, 2012, by and between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc. (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on December 27, 2012)

10.60
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-0001 Electrical Station HVAC Stacks, dated June 4, 2013, (ii) the Change Order CO-0002 Revised LNG Rundown Line, dated May 30, 2013, (iii) the Change Order CO-0003 Currency Provisional Sum Closure, dated May 30, 2013 and (iv) the Change Order CO-0004 Fuel Provisional Sum Closure, dated June 4, 2013 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.48 to Cheniere Energy Partners LP Holdings, LLC’s Registration Statement on Form S-1 (SEC File No. 333-191298), filed on October 18, 2013)

10.61
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-0005 Credit to EPC Contract Value for TSA Work, dated June 24, 2013, (ii) the Change Order CO-0006 HRU Operability with Lean Gas & Controls Upgrade and Ultrasonic Meter Configuration and Calibration, (iii) the Change Order CO-0007 Additional Belleville Washers, dated August 15, 2013, (iv) the Change Order CO-0008 GTG Switchgear Arrangement/Upgrade Fuel Gas Heater System, dated August 26, 2013, (iv) the Change Order CO-0009 Soils Preparation Provisional Sum Transfer and Closure, dated August 26, 2013 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.49 to Cheniere Energy Partners LP Holdings, LLC’s Registration Statement on Form S-1 (SEC File No. 333-191298), filed on October 18, 2013)

10.62
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00010 Insurance Provisional Sum Adjustment, dated January 23, 2014, (ii) the Change Order CO-00011 Additional Stage 2 GTGs, dated January 23, 2014, (iii) the Change Order CO-0012 Lien and Claim Waiver Modification, dated March 24, 2014 and (iv) the Change Order CO-00013 Revised Stage 2 EPC Agreement Attachments S&T, dated March 24, 2014 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.2 to Sabine Pass Liquefaction, LLC’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on May 1, 2014)

10.63
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00014 Additional 13.8kv Circuit Breakers and Misc. Items, dated July 14, 2014 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment) (Incorporated by reference to Exhibit 10.28 to Sabine Pass Liquefaction, LLC’s Registration on Form S-4 (SEC File No. 333-198358) filed on August 26, 2014

10.64
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00015 Performance and Attendance Bonus (PAB) Incentive Program Provisional Sum, dated October 31, 2014 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment) (Incorporated by reference to Exhibit 10.32 to Sabine Pass Liquefaction LLC’s Annual Report on Form 10-K (SEC File No. 333-192373), filed on February 19, 2015)

10.65
LNG Sale and Purchase Agreement (FOB), dated November 21, 2011, between Sabine Pass Liquefaction, LLC (Seller) and Gas Natural Aprovisionamientos SDG S.A. (Buyer) (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on November 21, 2011)

10.66
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated April 3, 2013, between Sabine Pass Liquefaction, LLC (Seller) and Gas Natural Aprovisionamientos SDG S.A. (Buyer) (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on May 3, 2013)

10.67
LNG Sale and Purchase Agreement (FOB), dated December 11, 2011, between Sabine Pass Liquefaction, LLC (Seller) and GAIL (India) Limited (Buyer) (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on December 12, 2011)

10.68
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated February 18, 2013, between Sabine Pass Liquefaction, LLC (Seller) and GAIL (India) Limited (Buyer) (Incorporated by reference to Exhibit 10.18 to Cheniere Energy Partners, L.P.’s Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 22, 2013)

Exhibit No.	Description
10.69
Amended and Restated LNG Sale and Purchase Agreement (FOB), dated January 25, 2012, between Sabine Pass Liquefaction, LLC (Seller) and BG Gulf Coast LNG, LLC (Buyer) (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on January 26, 2012)

10.70
LNG Sale and Purchase Agreement (FOB), dated January 30, 2012, between Sabine Pass Liquefaction, LLC (Seller) and Korea Gas Corporation (Buyer) (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on January 30, 2012)

10.71
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated February 18, 2013, between Sabine Pass Liquefaction, LLC (Seller) and Korea Gas Corporation (Buyer) (Incorporated by reference to Exhibit 10.19 to Cheniere Energy Partners, L.P.’s Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 22, 2013)

10.72
LNG Sale and Purchase Agreement (FOB), dated December 14, 2012, between Sabine Pass Liquefaction, LLC (Seller) and Total Gas & Power North America, Inc. (Buyer) (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on December 17, 2012)

10.73
LNG Sale and Purchase Agreement (FOB), dated March 22, 2013, between Sabine Pass Liquefaction, LLC (Seller) and Centrica plc (Buyer) (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 25, 2013)

10.74
LNG Sale and Purchase Agreement (FOB), dated December 4, 2013, between Sabine Pass Liquefaction, LLC (Seller) and PT PERTAMINA (PERSERO) (Buyer) (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on December 5, 2013)

10.75
Omnibus Agreement, dated December 4, 2013, among Cheniere Energy, Inc., Corpus Christi Liquefaction, LLC and PT PERTAMINA (PERSERO) (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on December 5, 2013)

10.76
Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between Sabine Pass Liquefaction, LLC and Cheniere Marketing, LLC (Incorporated by reference to Exhibit 10.1 to Sabine Pass Liquefaction’s Current Report on Form 8-K (SEC File No. 333-192373), filed on August 11, 2014)

10.77
Management Services Agreement, dated May 14, 2012, by and between Cheniere LNG Terminals, LLC and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.6 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on May 15, 2012)

10.78
Operation and Maintenance Agreement (Sabine Pass Liquefaction Facilities), dated May 14, 2012, by and among Cheniere LNG O&M Services, LLC, Cheniere Energy Partners GP, LLC and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.5 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on May 15, 2012)

10.79
Assignment and Assumption Agreement (Sabine Pass Liquefaction O&M Agreement), dated as of November 20, 2013, by and between Cheniere Energy Partners GP, LLC and Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.76 to Cheniere Energy Partners LP Holdings, LLC’s Registration Statement on Form S-1 (File No. 333-191298) filed on December 2, 2013)

10.80
Amended and Restated Management and Administrative Services Agreement, dated as of August 9, 2012, by and between Cheniere Energy Partners, L.P., Cheniere LNG Terminals, LLC and Cheniere Energy, Inc. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy Partners, L.P.’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.81
Amended and Restated Management Services Agreement, dated as of August 9, 2012, by and between Cheniere LNG Terminals, LLC and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.6 to Cheniere Energy Partners, L.P.’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.82
Amended and Restated Operation and Maintenance Agreement (Sabine Pass LNG Facilities), dated as of August 9, 2012, by and among Cheniere LNG O&M Services, LLC, Cheniere Energy Partners GP, LLC and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy Partners, L.P.’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.83
Assignment and Assumption Agreement (Sabine Pass LNG O&M Agreement), dated as of November 20, 2013, by and between Cheniere Energy Partners GP, LLC and Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.75 to Cheniere Energy Partners LP Holdings, LLC’s Registration Statement on Form S-1 (File No. 333-191298) filed on December 2, 2013)

10.84
Amended and Restated Services and Secondment Agreement, dated as of August 9, 2012, between Cheniere LNG O&M Services, LLC and Cheniere Energy Partners GP, LLC (Incorporated by reference to Exhibit 10.3 to Cheniere Energy Partners, L.P.’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

Exhibit No.	Description
10.85
Assignment and Assumption Agreement (Services and Secondment Agreement), dated as of November 20, 2013, by and between Cheniere Energy Partners GP, LLC and Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.73 to Cheniere Energy Partners LP Holdings, LLC’s Registration Statement on Form S-1 (File No. 333-191298) filed on December 2, 2013)

10.86
Amended and Restated Operation and Maintenance Services Agreement, dated May 27, 2013, by and between Cheniere Energy Partners GP, LLC and Cheniere Creole Trail Pipeline, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.’s Quarterly Report on Form 10-Q (SEC File No. 001-33366) filed on August 2, 2013)

10.87
Assignment and Assumption Agreement (Creole Trail O&M Agreement), dated as of November 20, 2013, between Cheniere Energy Partners GP, LLC and Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.74 to Cheniere Energy Partners LP Holdings, LLC’s Registration Statement on Form S-1 (File No. 333-191298) filed on December 2, 2013)

10.88
Management Services Agreement, dated May 27, 2013, by and between Cheniere LNG Terminals, LLC and Cheniere Creole Trail Pipeline, L.P. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy Partners, L.P.’s Quarterly Report on Form 10-Q (SEC File No. 001-33366) filed on August 2, 2013)

10.89
Waiver and Assignment of O&M Agreement; Amendment to Common Terms Agreement, dated November 20, 2013 (Incorporated by reference to Exhibit 10.77 to Cheniere Energy Partners LP Holdings, LLC’s Registration Statement on Form S-1 (File No. 333-191298) filed on December 2, 2013)

10.90
Services Agreement by and between Cheniere Energy Partners LP Holdings, LLC, Cheniere Energy, Inc., and Cheniere LNG Terminals, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36234) filed on December 18, 2013)

10.91
Payment Deferral Agreement (O&M Agreement), dated March 27, 2014, between Cheniere Energy Investments, LLC and Cheniere LNG O&M Services, LLC (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 1, 2014)

10.92
Class B Unit Purchase Agreement, dated as of May 14, 2012, by and between Cheniere Energy Partners, L.P. and Cheniere LNG Terminals, LLC (Incorporated by reference to Exhibit 10.2 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on May 15, 2012)

10.93
First Amendment to Class B Unit Purchase Agreement, dated as of August 9, 2012, by and between Cheniere Energy Partners, L.P. and Cheniere Class B Units Holdings, LLC (Incorporated by reference to Exhibit 10.3 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on August 9, 2012)

10.94
Subscription Agreement, dated May 14, 2012, by and between Cheniere Energy Partners, L.P. and Cheniere LNG Terminals, LLC (Incorporated by reference to Exhibit 10.4 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on May 15, 2012)

10.95
Unit Purchase Agreement, dated May 14, 2012, by and among Cheniere Energy Partners, L.P., Cheniere Energy, Inc. and Blackstone CQP Holdco LP (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on May 15, 2012)

10.96
Investors’ and Registration Rights Agreement, dated as of July 31, 2012, by and among Cheniere Energy, Inc., Cheniere Energy Partners, L.P., Cheniere Energy Partners GP, LLC, Blackstone CQP Holdco LP and the other investors party thereto from time to time (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.’s Current Report on 8-K (SEC File No. 001-33366), filed on August 6, 2012)

10.97
Letter Agreement, dated as of August 9, 2012, among Cheniere Energy, Inc., Cheniere Energy Partners, L.P. and Blackstone CQP Holdco LP (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on August 9, 2012)

10.98
Certificate of Limited Partnership of Cheniere Energy Partners, L.P. (Incorporated by reference to Exhibit 3.1 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on December 21, 2006)

10.99
Third Amended and Restated Agreement of Limited Partnership of Cheniere Energy Partners, L.P., dated as of August 9, 2012 (Incorporated by reference to Exhibit 3.1 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on August 9, 2012)

10.100
Certificate of Formation of Cheniere Energy Partners GP, LLC (Incorporated by reference to Exhibit 3.3 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on December 21, 2006)

10.101
Third Amended and Restated Limited Liability Company Agreement of Cheniere Energy Partners GP, LLC, dated as of August 9, 2012 (Incorporated by reference to Exhibit 3.2 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on August 9, 2012)

Exhibit No.	Description
10.102
Amended and Restated Limited Liability Company Agreement of Cheniere GP Holding Company, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36234) filed on December 18, 2013)

10.103
Share Redemption Agreement, dated November 13, 2014, between Cheniere Energy Partners LP Holdings, LLC and Cheniere Energy, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36234) filed on November 19, 2014)

10.104
Tax Sharing Agreement by and between Cheniere Energy, Inc. and Cheniere Energy Partners LP Holdings, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36234) filed on December 18, 2013)

21.1*	Subsidiaries of Cheniere Energy Partners LP Holdings, LLC
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Cheniere Energy Partners, L.P. Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

By:	/s/ Charif Souki
Charif Souki
Chairman, President and Chief Executive Officer

Date:	February 19, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charif Souki	President, Chief Executive Officer and	February 19, 2015
Charif Souki	Chairman of the Board
(Principal Executive Officer)

/s/ Michael J. Wortley	Chief Financial Officer and Director	February 19, 2015
Michael J. Wortley	(Principal Financial Officer)

/s/ Leonard Travis	Chief Accounting Officer	February 19, 2015
Leonard Travis	(Principal Accounting Officer)

/s/ Meg A. Gentle	Director	February 19, 2015
Meg A. Gentle

/s/ R. Keith Teague	Director	February 19, 2015
R. Keith Teague

/s/ Don A. Turkleson	Director	February 19, 2015
Don A. Turkleson

/s/ Jonathan S. Gross	Director	February 19, 2015
Jonathan S. Gross

/s/ Zurab S. Kobiashvili	Director	February 19, 2015
Zurab S. Kobiashvili