Form 10-Q
period 2015-03-31
Cheniere Energy Partners LP Holdings, LLC
filed 2015-04-30
CIK 1582966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of April 17, 2015, the issuer had 231,700,000 common shares outstanding.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
TABLE OF CONTENTS

i

DEFINITIONS

As commonly used in the liquefied natural gas industry, to the extent applicable, and as used in this quarterly report, the following terms have the following meanings:

Common Industry and Other Terms

EPC	engineering, procurement and construction
GAAP	generally accepted accounting principles in the United States
LNG	liquefied natural gas, a product of natural gas consisting primarily of methane (CH4) that is in liquid form at near atmospheric pressure
SEC	Securities and Exchange Commission
Train	a compressor train used in the industrial process to convert natural gas into LNG

Company Abbreviations

Cheniere	Cheniere Energy, Inc.
Cheniere Partners	Cheniere Energy Partners, L.P.
GP Holdco	Cheniere GP Holding Company, LLC

Unless the context requires otherwise, references to “Cheniere Holdings,” the “Company,” “we,” “us” and “our” are intended to refer to Cheniere Energy Partners LP Holdings, LLC.

PART I.        FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2015	2014
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$1,038	$1,261
Accounts receivable	270	114
Prepaid expenses and other	182	21
Total current assets	1,490	1,396

Other non-current assets	19	157
Total assets	$1,509	$1,553

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$145	$248
Accrued liabilities—affiliate	—	91
Total current liabilities	145	339

Commitments and contingencies

Shareholders’ equity
Common shares: unlimited shares authorized, 231.7 million shares issued and outstanding at March 31, 2015 and December 31, 2014	664,931	664,931
Director voting share: 1 share authorized, issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Additional paid-in-capital	(271,757)	(271,757)
Accumulated deficit	(391,810)	(391,960)
Total shareholders’ equity	1,364	1,214
Total liabilities and shareholders’ equity	$1,509	$1,553

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Equity income from investment in Cheniere Partners	$5,084	$5,084

Expenses
General and administrative expense	278	413
General and administrative expense—affiliate	254	289
Total expenses	532	702

Net income	$4,552	$4,382

Net income per common share—basic and diluted	$0.02	$0.02

Weighted average number of common shares outstanding—basic and diluted	231,700	231,700

Cash dividends declared per common share	$0.019	$0.017

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2014	231,700	$664,931	$(271,757)	$(391,960)	$1,214
Dividends to shareholders	—	—	—	(4,402)	(4,402)
Net income	—	—	—	4,552	4,552
Balance at March 31, 2015	231,700	$664,931	$(271,757)	$(391,810)	$1,364

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities
Net income	$4,552	$4,382
Adjustments to reconcile net income to net cash used in operating activities:
Income from equity investment	(5,084)	(5,084)
Changes in operating assets and liabilities:
Accounts receivable	(156)	—
Accounts receivable—affiliate	—	70
Accounts payable and accrued liabilities	20	(76)
Accounts payable and accrued liabilities—affiliate	—	214
Other, net	(24)	(188)
Net cash used in operating activities	(692)	(682)

Cash flows from investing activities
Distributions from equity investment	5,084	5,084

Cash flows from financing activities
Dividends paid to shareholders	(4,402)	(3,939)
Other	(213)	—
Net cash used in financing activities	(4,615)	(3,939)

Net increase (decrease) in cash and cash equivalents	(223)	463
Cash and cash equivalents—beginning of period	1,261	—
Cash and cash equivalents—end of period	$1,038	$463

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF BUSINESS

We are a Delaware limited liability company formed by Cheniere (NYSE MKT: LNG) to hold its limited partner interests in Cheniere Partners, a publicly traded limited partnership (NYSE MKT: CQP). Our only business consists of owning Cheniere Partners’ limited partner units (the “Cheniere Partners units”), along with cash or other property that we receive as distributions in respect of such units, and, accordingly, our consolidated results of operations and financial condition are dependent on the performance of Cheniere Partners. As of March 31, 2015, we owned a 55.9% limited partner interest in Cheniere Partners.

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited Financial Statements of Cheniere Holdings have been prepared in accordance with GAAP for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. Certain reclassifications have been made to conform prior period information to the current presentation.  The reclassifications had no effect on our overall financial position, results of operations or cash flows.

Results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2015.

For further information, refer to the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Accounting for Investment in Cheniere Partners

As of March 31, 2015 and December 31, 2014, we owned a 55.9% limited partner interest in Cheniere Partners. In addition to the Cheniere Partners units, we own a non-economic voting interest in GP Holdco, which holds a 100% indirect interest in Cheniere Partners’ general partner. This non-economic voting interest in GP Holdco allows us to control the appointment of four of the eleven members to the board of directors of Cheniere Partners’ general partner to oversee the operations of Cheniere Partners. Cheniere owns the sole share entitled to vote in the election of our directors (the “Director Voting Share”). If Cheniere relinquishes the Director Voting Share, which it may do in its sole discretion, or ceases to own greater than 25% of our outstanding shares, our non-economic voting interest in GP Holdco would be extinguished and we would cease to control GP Holdco. Cheniere may, at any time and without our consent, relinquish the Director Voting Share, which would cause our non-economic voting interest in GP Holdco to be extinguished. Because Cheniere may relinquish the Director Voting Share at any time and we have no variable interest in GP Holdco, we have determined that we cannot consolidate Cheniere Partners and must account for our investment in the Cheniere Partners units that we own using the equity method of accounting.

We record our share of Cheniere Partners’ net income (loss) in the period in which it is earned. The difference between our reported zero investment in Cheniere Partners as of both March 31, 2015 and December 31, 2014 and our ownership in Cheniere Partners’ reported net assets, excluding the beneficial conversion feature associated with Cheniere Partners Class B units (“Class B units”) as reported by Cheniere Partners, was due primarily to suspended losses and equity gains from Cheniere Partners’ sales of common units that were not recognized by us.

The equity method of accounting requires that our investment in Cheniere Partners be shown in our Consolidated Balance Sheets as a single amount. Our initial investment in Cheniere Partners is recognized at cost, and this carrying amount is increased or decreased to recognize our share of income or loss of Cheniere Partners after the date of our initial investment in the Cheniere Partners units. As a result of our historical negative investment in Cheniere Partners and because we are not obligated to fund losses, we had a zero investment balance in Cheniere Partners as of both March 31, 2015 and December 31, 2014 and had suspended the use of the equity method for additional losses. After giving effect to our equity ownership in Cheniere Partners as though we had acquired the Cheniere Partners units we owned as a result of a merger of entities under common control, we had suspended losses of approximately $670 million and $530 million as of March 31, 2015 and December 31, 2014, respectively. Additional equity method losses that we incur increase the suspended loss amount.

Due to our zero investment balance in, and suspended losses of, Cheniere Partners as of both March 31, 2015 and December

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

31, 2014, we have historically and will continue to recognize distributions that we receive as a gain on our Consolidated Statements of Income and a corresponding entry will be made to increase the suspended loss account. Only upon recovery of all suspended losses through future earnings will equity income be reported on our Consolidated Statements of Income and future distributions reduce the carrying amount of our investment in Cheniere Partners.

NOTE 3—CAPITALIZATION

Cheniere Holdings’ authorized capital structure consists of common shares and the Director Voting Share. No owner of Cheniere Holdings shall be liable for Cheniere Holdings’ debts, liabilities or obligations beyond such owner’s capital contribution. At March 31, 2015, our issued capitalization consisted of 231.7 million common shares, of which 185.6 million common shares were owned by Cheniere and its affiliates and 46.1 million common shares were owned by the public, and one Director Voting Share owned by Cheniere. We are authorized to issue an unlimited number of common shares. Additional classes or series of securities may be created with the approval of our board of directors, provided that any such additional class or series must be approved by a vote of holders of a majority of our outstanding shares.

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

Class B Units

We own 45,333,334 Class B units. The Class B units are not entitled to receive cash distributions except in the event of a liquidation of Cheniere Partners, a merger, consolidation or other combination of Cheniere Partners with another person or the sale of all or substantially all of the assets of Cheniere Partners. The Class B units are subject to conversion, mandatorily or at the option of the holders of the Class B units under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. On a quarterly basis beginning on the initial purchase of the Class B units and ending on the conversion date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter, subject to additional upward adjustment for certain equity and debt financings. As of March 31, 2015, the accreted conversion ratio of the Class B units owned by us and Blackstone CQP Holdco LP was 1.46 and 1.44, respectively. We expect the Class B units to mandatorily convert into common units within 90 days of the substantial completion date of Cheniere Partners’ third natural gas liquefaction train, which we currently expect to be prior to March 31, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 5—SUMMARIZED FINANCIAL INFORMATION FOR CHENIERE ENERGY PARTNERS, L.P.

Our consolidated results of operations and financial condition are dependent on the performance of Cheniere Partners. The following tables are summarized Consolidated Statements of Operations and Consolidated Balance Sheets information for Cheniere Partners. Additional information on Cheniere Partners’ results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.

Summarized Cheniere Energy Partners, L.P. Consolidated Statements of Operations Information
(in thousands)
(unaudited)
	Three Months Ended March 31,
	2015	2014
Revenues (including transactions with affiliates)	$67,530	$67,221
Expenses (including transactions with affiliates)	(78,106)	(62,135)
Other expense	(168,100)	(74,819)
Net loss	$(178,676)	$(69,733)

Summarized Cheniere Energy Partners, L.P. Consolidated Balance Sheets Information
(in thousands)
	March 31,	December 31,
	2015	2014
	(unaudited)
Current assets	$512,432	$486,520
Non-current assets	11,736,521	9,900,995
Total assets	$12,248,953	$10,387,515

Current liabilities	$264,272	$214,756
Non-current liabilities	11,057,382	9,042,030
Partners’ equity	927,299	1,130,729
Total liabilities and partners’ equity	$12,248,953	$10,387,515

NOTE 6—RELATED PARTY TRANSACTIONS

Services Agreement

We, Cheniere and Cheniere LNG Terminals, LLC, a wholly owned subsidiary of Cheniere, entered into a services agreement (the “Services Agreement”) pursuant to which we pay Cheniere a fixed fee of $1.0 million per year (payable quarterly in installments of $250,000 per quarter, in arrears), subject to adjustment for inflation, for certain general and administrative services, including the services of our directors and officers who are also directors and executive officers of Cheniere. In addition, we pay directly for, or reimburse Cheniere for, certain third-party general and administrative expenses incurred. Cheniere also provides us with cash management services, including treasury services with respect to the payment of dividends and allocation of reserves for taxes. During each of the three months ended March 31, 2015 and 2014, we recorded general and administrative expense—affiliate of $0.3 million under the Services Agreement.

The Services Agreement is for one-year terms unless notice of nonrenewal is provided by any party to the agreement at least 90 days prior to the next renewal date. Upon the occurrence of certain events resulting in the separation of us and Cheniere, our officers and directors who are also directors or officers of Cheniere would resign. Within 60 days after such a separation event, we may provide notice to Cheniere to terminate the Services Agreement, and the Services Agreement will terminate 90 days after the delivery date of the notice. If we provide notice to terminate at any time after such a separation event, we may request that Cheniere continue to provide services to us for a period of up to six months from the termination notice date.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Tax Sharing Agreement

On December 18, 2013, we entered into a Tax Sharing Agreement (the “Tax Sharing Agreement”) with Cheniere that governs the respective rights, responsibilities and obligations of Cheniere and us with respect to tax attributes, tax liabilities and benefits, the preparation and filing of tax returns, the control of audits and other tax proceedings, and other matters regarding taxes. Under the terms of the Tax Sharing Agreement, for each period in which we or any of our subsidiaries are consolidated or combined with Cheniere for purposes of any tax return, Cheniere will prepare a pro forma tax return for us as if we filed our own consolidated, combined or unitary income tax return, except that such pro forma tax return generally will include current income, deductions, credits and losses from us, and a deemed net operating loss (“NOL”) carryforward amount. We will be required to reimburse Cheniere for any taxes shown on such pro forma tax returns.

Although we and Cheniere are each generally responsible for managing those disputes that relate to the taxes for which both are responsible, the Tax Sharing Agreement provides that Cheniere will have the responsibility and discretion to prepare and file all consolidated, combined or unitary income tax returns on our behalf (including the making of any tax elections), to respond to and conduct all tax proceedings (including tax audits) relating to such tax returns and to determine the reimbursement amounts in connection with any pro forma tax returns.

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

NOTE 8—DISTRIBUTIONS RECEIVED AND DIVIDENDS PAID

The following provides a summary of distributions received from Cheniere Partners during the three months ended March 31, 2015 and 2014:

Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Total Distribution Received (in thousands)
February 13, 2015	October 1 - December 31, 2014	$0.425	$5,084
February 14, 2014	October 1 - December 31, 2013	0.425	5,084

On April 21, 2015, the board of directors of Cheniere Partners’ general partner declared a cash distribution of $0.425 per common unit with respect to the first quarter of 2015. The distribution attributable to our interest in Cheniere Partners, totaling $5.1 million, is to be paid to us on May 15, 2015. We have used these distributions from Cheniere Partners to establish cash reserves to pay general and administrative expenses (including affiliate) and to pay dividends.

The following provides a summary of dividends paid by us during the three months ended March 31, 2015 and 2014:

Date Paid	Period Covered by Dividend	Dividend Per Share	Total Dividend Paid (in thousands)
February 27, 2015	October 1 - December 31, 2014	$0.019	$4,402
March 3, 2014	October 1 - December 31, 2013	0.017	3,939

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 9—RECENT ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (the “FASB”) amended its guidance on revenue recognition. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not permitted. This guidance may be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact of the provisions of this guidance on our financial position, results of operations and cash flows.

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

In February 2015, the FASB amended its guidance on consolidation analysis. This amendment primarily affects asset managers and reporting entities involved with limited partnerships or similar entities, but the analysis is relevant in the evaluation of any reporting organization’s requirement to consolidate a legal entity. This guidance changes (1) the identification of variable interests, (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with earlier adoption permitted. This guidance may be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact of the provisions of this guidance on our consolidated financial position, results of operations and cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Regarding Forward-Looking Statements
This quarterly report contains certain statements that are, or may be deemed to be, “forward-looking statements.” All statements, other than statements of historical facts, included herein or incorporated herein by reference are “forward-looking statements.” Because substantially all of our assets consist of our interest in the limited partner interests of Cheniere Partners, many of these statements primarily relate to Cheniere Partners’ business. Included among “forward-looking statements” are, among other things:

•	statements regarding our ability to pay dividends to our shareholders;

•	statements regarding Cheniere Partners’ ability to pay distributions to its unitholders;

•	statements regarding our anticipated tax rates and operating expenses;

•
statements regarding future levels of domestic and international natural gas production, supply or consumption or future levels of LNG imports into or exports from North America and other countries worldwide or purchases of natural gas, regardless of the source of such information, or the transportation or other infrastructure or demand for and prices related to natural gas, LNG or other hydrocarbon products;

•	statements regarding any financing transactions or arrangements, or ability to enter into such transactions;

•
statements relating to the construction of Cheniere Partners’ Trains, including statements concerning the engagement of any EPC contractor or other contractor and the anticipated terms and provisions of any agreement with any EPC or other contractor, and anticipated costs related thereto;

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
All of these types of statements, other than statements of historical fact, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our and Cheniere Partners’ expectations, which reflect estimates and assumptions made by management of the respective entities. These estimates and assumptions reflect our and Cheniere Partners’ best judgment based on currently known market conditions and other factors. Although we and Cheniere Partners believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements due to factors described in this quarterly report and in the other reports and other information that we file with the SEC. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis include the following subjects:

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

•
pay dividends on our shares from the distributions that we receive from Cheniere Partners, less income taxes and any reserves established by our board of directors (the “Board”) to pay our company expenses and amounts due under our services agreement (the “Services Agreement”) with a wholly owned subsidiary of Cheniere, to service and reduce indebtedness that we may incur and for company purposes, in each case as permitted by our limited liability company agreement (“LLC Agreement”);

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

Subordinated Units

We own 135,383,831 subordinated units. The subordinated units are not entitled to receive distributions until all common units have received at least the initial quarterly distribution, including any arrearages that may accrue. The subordinated units will convert on a one-for-one basis into common units at the expiration of the subordination period as described in the Third Amended and Restated Agreement of the Limited Partnership of Cheniere Partners, dated as of August 9, 2012. Cheniere Partners has not made any cash distributions in respect of the subordinated units with respect to the quarters ended on or after June 30, 2010.

Class B Units

We own 45,333,334 Cheniere Partners Class B units (“Class B units”). The Class B units are not entitled to receive cash distributions except in the event of a liquidation of Cheniere Partners, a merger, consolidation or other combination of Cheniere Partners with another person or the sale of all or substantially all of the assets of Cheniere Partners. The Class B units are subject to conversion, mandatorily or at the option of the holders of the Class B units under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. On a quarterly basis beginning on the initial purchase of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter subject to additional upward adjustment for certain equity and debt financings. As of March 31, 2015, the accreted conversion ratio of the Class B units owned by us and Blackstone CQP Holdco LP (“Blackstone”) was 1.46 and 1.44, respectively. We expect the Class B units to mandatorily convert into common units within 90 days of the substantial completion date of Train 3, which we currently expect to be prior to March 31, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time.

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

Our Relationship with Cheniere Partners

We own common units, Class B units and subordinated units of Cheniere Partners (collectively, the “Cheniere Partners units”) representing an aggregate of approximately 55.9% of the outstanding Cheniere Partners units. As a result of our non-economic voting interest in GP Holdco, which holds a 100% interest in Cheniere Partners’ general partner, we control GP Holdco and indirectly control the appointment of four of the eleven members of the board of directors of Cheniere Partners’ general partner. If Cheniere relinquishes the sole share entitled to vote in the election of our directors (the “Director Voting Share), which it may do in its sole discretion, or ceases to own greater than 25% of our outstanding shares, our non-economic voting interest in GP Holdco would be extinguished and we would cease to control GP Holdco. Because our only assets are limited partner interests in Cheniere Partners and we are therefore dependent on the results of operations and financial condition of Cheniere Partners, we believe that the discussion and analysis of Cheniere Partners’ financial condition and results of operations is important to our shareholders. Therefore, Cheniere Partners’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 has been included in this filing as Exhibit 99.1 and incorporated herein by reference.

Liquidity and Capital Resources

As of March 31, 2015, we had cash and cash equivalents of $1.0 million. Our capital structure consists only of common shares, of which 185.6 million shares are owned by Cheniere and 46.1 million shares are owned by the public, and one Director Voting Share which is held by Cheniere. We are authorized to issue an unlimited number of additional common shares. Additional classes or series of securities may be created with the approval of the Board, provided that any such additional class or series must be approved by a vote of holders of a majority of our outstanding shares. Our shareholders will not have preemptive or preferential rights to acquire additional common shares or other classes of our securities.

Cheniere provides certain general and administrative services pursuant to the Services Agreement. We pay a fixed fee of $1.0 million per year (payable quarterly in installments of $250,000 per quarter, in arrears), subject to adjustment for inflation, for certain general and administrative services, including the services of our directors and officers who are also directors and executive officers of Cheniere. In addition, we pay directly for, or reimburse Cheniere for, certain third-party general and administrative expenses incurred. Cheniere also provides us with cash management services, including treasury services with respect to the payment of dividends and allocation of reserves for taxes. During each of the three months ended March 31, 2015 and 2014, we recorded general and administrative expense—affiliate of $0.3 million under the Services Agreement.

We believe that the cash distributions we will receive on our Cheniere Partners units will be sufficient to fund fees and expenses due under the Services Agreement and our working capital requirements for the next twelve months.

Dividends

Our LLC Agreement requires us to pay dividends on our shares equal to the amount of cash that we receive as distributions in respect of the Cheniere Partners units that we own, less income taxes and reserves established by our Board. See Note 8—Distributions Received and Dividends Paid of our Notes to Consolidated Financial Statements for a summary of dividends paid by us during the three months ended March 31, 2015 and 2014.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the three months ended March 31, 2015 and 2014. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2015	2014
Sources of cash and cash equivalents
Distributions from equity investment	$5,084	$5,084

Uses of cash and cash equivalents
Dividends paid to shareholders	(4,402)	(3,939)
Operating cash flow	(692)	(682)
Other	(213)	—
Total uses of cash and cash equivalents	(5,307)	(4,621)

Net increase in cash and cash equivalents	(223)	463
Cash and cash equivalents—beginning of period	1,261	—
Cash and cash equivalents—end of period	$1,038	$463

Distributions from Equity Investment

During each of the three months ended March 31, 2015 and 2014, we received cash distributions of $5.1 million from Cheniere Partners.

Dividends Paid to Common Shareholders

During the three months ended March 31, 2015 and 2014, we paid cash dividends of $4.4 million and $3.9 million, respectively, to our common shareholders in accordance with our LLC Agreement as described above.

Operating Cash Flow

Operating cash flow is primarily the result of the payment of general and administrative expenses (including affiliate).

Results of Operations

Equity Income from Investment in Cheniere Partners

We use the equity method of accounting for our limited partner ownership interest in Cheniere Partners. The equity method of accounting requires that our investment in Cheniere Partners be shown in our Consolidated Balance Sheets as a single amount. Our initial investment in Cheniere Partners was recognized at cost, and this carrying amount is increased or decreased to recognize our share of income or loss of Cheniere Partners after the date of our initial investment in the Cheniere Partners units. As a result of our historical negative investment in Cheniere Partners and because we are not obligated to fund losses, we had a zero investment balance in Cheniere Partners recorded on the Consolidated Balance Sheets as of both March 31, 2015 and December 31, 2014, and had suspended the use of the equity method for any additional losses. The suspended loss account will be increased or decreased by our share of Cheniere Partners’ future losses or earnings, respectively.  We had suspended losses of approximately $670 million and $530 million as of March 31, 2015 and December 31, 2014, respectively. Due to our zero investment balance in, and suspended losses of, Cheniere Partners as of both March 31, 2015 and December 31, 2014, we have historically and will continue to recognize distributions that we receive as a gain on our Consolidated Statements of Income and a corresponding entry will be made to increase the suspended loss account. Once we have recovered all suspended losses through our share of Cheniere Partners’ future earnings, the equity income or loss from our share of Cheniere Partners’ future earnings will be reported on our income statements.  In addition, future distributions we receive from Cheniere Partners would then reduce the carrying amount of our investment in Cheniere Partners.  For each of the three months ended March 31, 2015 and 2014, we recognized $5.1 million of equity income from our investment in Cheniere Partners resulting from quarterly distributions from Cheniere Partners paid to us.

The following table summarizes Consolidated Statements of Operations information for Cheniere Partners. Additional information on Cheniere Partners’ results of operations and financial position are contained in its Quarterly Report on Form 10‑Q for the quarter ended March 31, 2015, included in this filing as Exhibit 99.1 and incorporated herein by reference.

Cheniere Energy Partners, L.P. and Subsidiaries
(in thousands)
	Three Months Ended March 31,
	2015	2014
	(unaudited)
Revenues (including transactions with affiliates)	$67,530	$67,221
Expenses (including transactions with affiliates)	(78,106)	(62,135)
Other expense	(168,100)	(74,819)
Net loss	$(178,676)	$(69,733)

General and Administrative Expenses (including affiliate)

Our general and administrative expenses (including affiliate) are associated with managing our business and affairs. For the three months ended March 31, 2015 and 2014, we incurred total general and administrative expenses (including affiliate) of $0.5 million and $0.7 million, respectively. These expenses included $0.3 million for each of the three months ended March 31, 2015 and 2014 related to services provided by Cheniere under the Services Agreement necessary for the conduct of our business, such as accounting, legal, tax, information technology and other expenses. The decrease in the remaining expenses was primarily related to decreased professional services rendered by third parties.

Off-Balance Sheet Arrangements

As of March 31, 2015, we had no “off-balance sheet arrangements” that may have a current or future material effect on our consolidated financial position or results of operations.

Summary of Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes.  There have been no significant changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Standards

For descriptions of recently issued accounting standards, see Part 1. Financial Information, Item 1. Notes to Consolidated Financial Statements, Note 9—Recent Accounting Standards.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The nature of our business and operations is such that no activities or transactions are conducted or entered into by us that would require us to have a discussion under this item.

For a discussion of these matters as they pertain to Cheniere Partners, please read Part II, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” in the Cheniere Partners Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, which is included in this filing as Exhibit 99.1 and incorporated herein by reference, as activities of Cheniere Partners have an impact on our consolidated results of operations and financial position.

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

PART II.    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of March 31, 2015, there were no pending legal matters that could reasonably be expected to have a material impact on our consolidated results of operations, financial position or cash flows.

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 5.    OTHER INFORMATION
Compliance Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended March 31, 2015, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During the quarter ended March 31, 2015, we did not engage in any transactions with Iran or with persons or entities related to Iran.

Blackstone, an affiliate of The Blackstone Group L.P. (“Blackstone Group”), is a holder of approximately 29% of the outstanding equity interests of Cheniere Partners and has three representatives on the Board of Directors of Cheniere Partners’ general partner. Accordingly, Blackstone Group may be deemed an “affiliate” of Cheniere Partners, as that term is defined in Exchange Act Rule 12b-2.

We have received notice from Blackstone Group that it may include in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 disclosures pursuant to ITRA regarding one of its portfolio companies that may be deemed to be an affiliate of Blackstone Group. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, this portfolio company of Blackstone Group, through Blackstone Group’s ownership of Cheniere Partners, may also be deemed to be an affiliate of ours. We have received notice from Blackstone Group that Travelport Limited (“Travelport”) has engaged in the following activities: as part of its global business in the travel industry, Travelport provides certain passenger travel-related Travel Commerce Platform and airline IT services to Iran Air and airline IT services to Iran Air Tours. The gross revenues and net profits attributable to such activities during the quarter ended March 31, 2015 have not been reported by Travelport. Blackstone Group has informed us that Travelport intends to continue these business activities with Iran Air and Iran Air Tours as such activities are either exempt from applicable sanctions prohibitions or specifically licensed by the Office of Foreign Assets Control.

ITEM 6.     EXHIBITS

Exhibit No.	Description
4.1
Sixth Supplemental Indenture, dated as of March 3, 2015, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 3, 2015)

10.1
Registration Rights Agreement, dated as of March 3, 2015, between Sabine Pass Liquefaction, LLC and J.P. Morgan Securities LLC (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 3, 2015)

10.2
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00039 Increase to Existing Facility Labor Provisional Sum and Decrease to Sales and Use Tax Provisional Sum, dated February 12, 2015 and (ii) the Change Order CO-00040 Load Shedding and LNG Tank Tie-In Crane, dated February 24, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment) (Incorporated by reference to Exhibit 10.2 to Sabine Pass Liquefaction, LLC’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on April 30, 2015)

10.3
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00016 Louisiana Sales and Use Tax Provisional Sum Adjustment, dated February 12, 2015 and (ii) the Change Order CO-00017 Load Shedding Study and Scope Change, dated February 24, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment) (Incorporated by reference to Exhibit 10.3 to Sabine Pass Liquefaction, LLC’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on April 30, 2015)

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Cheniere Energy Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

Date:	April 30, 2015	By:	/s/ Michael J. Wortley
Michael J. Wortley
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	April 30, 2015	By:	/s/ Leonard Travis
Leonard Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)