Form 10-Q
period 2015-06-30
Cheniere Energy Partners LP Holdings, LLC
filed 2015-07-30
CIK 1582966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 21, 2015, the issuer had 231,700,000 common shares outstanding.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
TABLE OF CONTENTS

i

DEFINITIONS

As commonly used in the liquefied natural gas industry, to the extent applicable, and as used in this quarterly report, the following terms have the following meanings:

Common Industry and Other Terms

EPC	engineering, procurement and construction
GAAP	generally accepted accounting principles in the United States
LNG	liquefied natural gas, a product of natural gas consisting primarily of methane (CH4) that is in liquid form at near atmospheric pressure
SEC	Securities and Exchange Commission
Train	a refrigerant compressor train used in the industrial process to convert natural gas into LNG

Abbreviated Organizational Structure
The following diagram depicts our abbreviated organizational structure as of June 30, 2015, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:
Unless the context requires otherwise, references to “Cheniere Holdings,” the “Company,” “we,” “us” and “our” are intended to refer to Cheniere Energy Partners LP Holdings, LLC.

PART I.        FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2015	2014
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$1,075	$1,261
Accounts receivable	158	114
Other current assets	130	21
Total current assets	1,363	1,396

Other non-current assets	45	157
Total assets	$1,408	$1,553

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$169	$248
Accrued liabilities—affiliate	—	91
Total current liabilities	169	339

Shareholders’ equity
Common shares: unlimited shares authorized, 231.7 million shares issued and outstanding at June 30, 2015 and December 31, 2014	664,931	664,931
Director voting share: 1 share authorized, issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Additional paid-in-capital	(271,757)	(271,757)
Accumulated deficit	(391,935)	(391,960)
Total shareholders’ equity	1,239	1,214
Total liabilities and shareholders’ equity	$1,408	$1,553

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Equity income from investment in Cheniere Partners	$5,085	$5,085	$10,169	$10,169

Expenses
General and administrative expense	322	304	600	717
General and administrative expense—affiliate	254	218	508	507
Total expenses	576	522	1,108	1,224

Net income	$4,509	$4,563	$9,061	$8,945

Net income per common share—basic and diluted	$0.02	$0.02	$0.04	$0.04

Weighted average number of common shares outstanding—basic and diluted	231,700	231,700	231,700	231,700

Cash dividends declared per common share	$0.020	$0.019	$0.039	$0.036

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2014	231,700	$664,931	$(271,757)	$(391,960)	$1,214
Dividends to shareholders	—	—	—	(9,036)	(9,036)
Net Income	—	—	—	9,061	9,061
Balance at June 30, 2015	231,700	$664,931	$(271,757)	$(391,935)	$1,239

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities
Net income	$9,061	$8,945
Adjustments to reconcile net income to net cash used in operating activities:
Income from equity investment	(10,169)	(10,169)
Changes in operating assets and liabilities:
Accounts receivable	(43)	47
Accounts receivable—affiliate	—	70
Accounts payable and accrued liabilities	44	(21)
Accounts payable and accrued liabilities—affiliate	—	(37)
Other, net	2	(62)
Net cash used in operating activities	(1,105)	(1,227)

Cash flows from investing activities
Distributions from equity investment	10,169	10,169

Cash flows from financing activities
Dividends paid to shareholders	(9,036)	(8,341)
Other	(214)	—
Net cash used in financing activities	(9,250)	(8,341)

Net increase (decrease) in cash and cash equivalents	(186)	601
Cash and cash equivalents—beginning of period	1,261	—
Cash and cash equivalents—end of period	$1,075	$601

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF BUSINESS

We are a Delaware limited liability company formed by Cheniere (NYSE MKT: LNG) to hold its limited partner interests in Cheniere Partners, a publicly traded limited partnership (NYSE MKT: CQP). Our only business consists of owning Cheniere Partners’ limited partner units (the “Cheniere Partners units”), along with cash or other property that we receive as distributions in respect of such units, and, accordingly, our consolidated results of operations and financial condition are dependent on the performance of Cheniere Partners. As of June 30, 2015, we owned a 55.9% limited partner interest in Cheniere Partners.

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements of Cheniere Holdings have been prepared in accordance with GAAP for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. Certain reclassifications have been made to conform prior period information to the current presentation.  The reclassifications had no effect on our overall consolidated financial position, results of operations or cash flows.

Results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2015.

For further information, refer to the Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Accounting for Investment in Cheniere Partners

As of June 30, 2015 and December 31, 2014, we owned a 55.9% limited partner interest in Cheniere Partners. In addition to the Cheniere Partners units, we own a non-economic voting interest in GP Holdco, which holds a 100% indirect interest in Cheniere Partners’ general partner, Cheniere Partners GP. This non-economic voting interest in GP Holdco allows us to control the appointment of four of the eleven members to the board of directors of Cheniere Partners GP to oversee the operations of Cheniere Partners. Cheniere owns the sole share entitled to vote in the election of our directors (the “Director Voting Share”). If Cheniere relinquishes the Director Voting Share, which it may do in its sole discretion, or ceases to own greater than 25% of our outstanding shares, our non-economic voting interest in GP Holdco would be extinguished and we would cease to control GP Holdco. Cheniere may, at any time and without our consent, relinquish the Director Voting Share, which would cause our non-economic voting interest in GP Holdco to be extinguished. Because Cheniere may relinquish the Director Voting Share at any time and we have no variable interest in GP Holdco, we have determined that we cannot consolidate Cheniere Partners and must account for our investment in the Cheniere Partners units that we own using the equity method of accounting.

We record our share of Cheniere Partners’ net income (loss) in the period in which it is earned. The difference between our reported zero investment in Cheniere Partners as of both June 30, 2015 and December 31, 2014 and our ownership in Cheniere Partners’ reported net assets, excluding the beneficial conversion feature associated with Cheniere Partners Class B units (“Class B units”) as reported by Cheniere Partners, was due primarily to suspended losses and equity gains from Cheniere Partners’ sales of common units that were not recognized by us.

The equity method of accounting requires that our investment in Cheniere Partners be shown in our Consolidated Balance Sheets as a single amount. Our initial investment in Cheniere Partners is recognized at cost, and this carrying amount is increased or decreased to recognize our share of income or loss of Cheniere Partners after the date of our initial investment in the Cheniere Partners units. As a result of our historical negative investment in Cheniere Partners and because we are not obligated to fund losses, we had a zero investment balance in Cheniere Partners as of both June 30, 2015 and December 31, 2014 and had suspended the use of the equity method for additional losses. After giving effect to our equity ownership in Cheniere Partners as though we had acquired the Cheniere Partners units we owned as a result of a merger of entities under common control, we had suspended losses of approximately $720 million and $530 million as of June 30, 2015 and December 31, 2014, respectively. Additional equity method losses that we incur increase the suspended loss amount.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Due to our zero investment balance in, and suspended losses of, Cheniere Partners as of both June 30, 2015 and December 31, 2014, we have historically and will continue to recognize distributions that we receive as a gain on our Consolidated Statements of Income and a corresponding entry will be made to increase the suspended loss account. Only upon recovery of all suspended losses through future earnings will equity income be reported on our Consolidated Statements of Income and future distributions reduce the carrying amount of our investment in Cheniere Partners.

NOTE 3—CAPITALIZATION

Cheniere Holdings’ authorized capital structure consists of common shares and the Director Voting Share. No owner of Cheniere Holdings shall be liable for Cheniere Holdings’ debts, liabilities or obligations beyond such owner’s capital contribution. At June 30, 2015, our issued capitalization consisted of 231.7 million common shares, of which 185.6 million common shares were owned by Cheniere and its affiliates and 46.1 million common shares were owned by the public, and one Director Voting Share owned by Cheniere. We are authorized to issue an unlimited number of common shares. Additional classes or series of securities may be created with the approval of our board of directors, provided that any such additional class or series must be approved by a vote of holders of a majority of our outstanding shares.

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

Class B Units

We own 45,333,334 Class B units. The Class B units are not entitled to receive cash distributions except in the event of a liquidation of Cheniere Partners, a merger, consolidation or other combination of Cheniere Partners with another person or the sale of all or substantially all of the assets of Cheniere Partners. The Class B units are subject to conversion, mandatorily or at the option of the holders of the Class B units under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. On a quarterly basis beginning on the initial purchase date of the Class B units and ending on the conversion date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter, subject to additional upward adjustment for certain equity and debt financings. As of June 30, 2015, the accreted conversion ratio of the Class B units owned by us and Blackstone CQP Holdco LP was 1.51 and 1.49, respectively. We expect the Class B units to mandatorily convert into common units within 90 days of the substantial completion date of Cheniere Partners’ third natural gas liquefaction train, which we currently expect to be prior to April 30, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 5—SUMMARIZED FINANCIAL INFORMATION FOR CHENIERE PARTNERS

Our consolidated results of operations and financial condition are dependent on the performance of Cheniere Partners. The following tables are summarized Consolidated Statements of Operations and Consolidated Balance Sheets information for Cheniere Partners. Additional information on Cheniere Partners’ results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.

Summarized Cheniere Partners Consolidated Statements of Operations Information
(in thousands)
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues (including transactions with affiliates)	$67,689	$67,328	$135,219	$134,549
Operating costs and expenses (including transactions with affiliates)	(71,713)	(75,054)	(149,819)	(137,189)
Other expense	(56,019)	(218,498)	(224,119)	(293,317)
Net loss	$(60,043)	$(226,224)	$(238,719)	$(295,957)

Summarized Cheniere Partners Consolidated Balance Sheets Information
(in thousands)
	June 30,	December 31,
	2015	2014
	(unaudited)
Current assets	$624,358	$486,520
Non-current assets	11,684,179	9,900,995
Total assets	$12,308,537	$10,387,515

Current liabilities	$408,308	$214,756
Non-current liabilities	11,057,700	9,042,030
Partners’ equity	842,529	1,130,729
Total liabilities and partners’ equity	$12,308,537	$10,387,515

NOTE 6—RELATED PARTY TRANSACTIONS

Services Agreement

We, Cheniere and Cheniere LNG Terminals, LLC, a wholly owned subsidiary of Cheniere, entered into a services agreement (the “Services Agreement”) pursuant to which we pay Cheniere a fixed fee of $1.0 million per year (payable quarterly in installments of $250,000 per quarter, in arrears), subject to adjustment for inflation, for certain general and administrative services, including the services of our directors and officers who are also directors and executive officers of Cheniere. In addition, we pay directly for, or reimburse Cheniere for, certain third-party general and administrative expenses incurred. Cheniere also provides us with cash management services, including treasury services with respect to the payment of dividends and allocation of reserves for taxes. Under the Services Agreement, we recorded general and administrative expense—affiliate of $0.3 million and $0.2 million during the three months ended June 30, 2015 and 2014, respectively, and $0.5 million during each of the six months ended June 30, 2015 and 2014.

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

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Tax Sharing Agreement

On December 18, 2013, we entered into a Tax Sharing Agreement (the “Tax Sharing Agreement”) with Cheniere that governs the respective rights, responsibilities and obligations of Cheniere and us with respect to tax attributes, tax liabilities and benefits, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. Under the terms of the Tax Sharing Agreement, for each period in which we or any of our subsidiaries are consolidated or combined with Cheniere for purposes of any tax return, Cheniere will prepare a pro forma tax return for us as if we filed our own consolidated, combined or unitary income tax return, which includes an initial deemed net operating loss (“NOL”) carryforward amount. We will be required to reimburse Cheniere for any taxes shown on such pro forma tax returns.

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

If we separated from the Cheniere consolidated or combined group, our actual NOL carryforward may differ from our deemed NOL and may be limited by Internal Revenue Code (“IRC”) Section 382. Cheniere experienced an ownership change within the provisions of IRC Section 382 in 2008, 2010 and 2012. An analysis of the annual limitation on the utilization of Cheniere’s NOLs was performed in accordance with IRC Section 382. It was determined that IRC Section 382 will not limit the use of our NOLs in full over the carryover period.  Cheniere will continue to monitor trading activity in its respective shares which may cause an additional ownership change which could ultimately affect our ability to fully utilize our existing tax NOL carryforwards.

NOTE 8—DISTRIBUTIONS RECEIVED AND DIVIDENDS PAID

The following provides a summary of distributions received from Cheniere Partners during the six months ended June 30, 2015 and 2014:

Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Total Distribution Received (in thousands)
May 15, 2015	January 1 - March 31, 2015	$0.425	$5,084
February 13, 2015	October 1 - December 31, 2014	0.425	5,084

May 15, 2014	January 1 - March 31, 2014	$0.425	$5,084
February 14, 2014	October 1 - December 31, 2013	0.425	5,084

On July 24, 2015, the board of directors of Cheniere Partners’ general partner declared a cash distribution of $0.425 per common unit with respect to the second quarter of 2015. The distribution attributable to our interest in Cheniere Partners, totaling $5.1 million, is to be paid to us on August 14, 2015. We have used these distributions from Cheniere Partners to establish cash reserves to pay general and administrative expenses (including affiliate) and to pay dividends.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following provides a summary of dividends paid by us during the six months ended June 30, 2015 and 2014:

Date Paid	Period Covered by Dividend	Dividend Per Share	Total Dividend Paid (in thousands)
May 29, 2015	January 1 - March 31, 2015	$0.020	$4,634
February 27, 2015	October 1 - December 31, 2014	0.019	4,402

May 30, 2014	January 1 - March 31, 2014	$0.019	$4,402
March 3, 2014	October 1 - December 31, 2013	0.017	3,939

NOTE 9—RECENT ACCOUNTING STANDARDS

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance that requires an entity’s management to evaluate, for each reporting period, whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. Additional disclosures are required if management concludes that conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This guidance is effective for annual reporting periods ending after December 15, 2016, and for annual periods and interim periods thereafter, with earlier adoption permitted. The adoption of this guidance is not expected to have an impact on our Consolidated Financial Statements or related disclosures.

In February 2015, the FASB amended its guidance on consolidation analysis. This amendment primarily affects asset managers and reporting entities involved with limited partnerships or similar entities, but the analysis is relevant in the evaluation of any reporting organization’s requirement to consolidate a legal entity. This guidance changes (1) the identification of variable interests, (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with earlier adoption permitted. This guidance may be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact of the provisions of this guidance on our Consolidated Financial Statements and related disclosures.

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

•	statements regarding counterparties to Cheniere Partners’ commercial contracts, construction contracts and other contracts;

•	statements regarding Cheniere Partners’ planned development and construction of additional Trains, including the financing of such Trains;

•	statements that Cheniere Partners’ Trains, when completed, will have certain characteristics, including amounts of liquefaction capacities;

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

Our Business

We are a limited liability company that has elected to be treated as a corporation for U.S. federal income tax purposes. Our primary business purpose is to:

•	own and hold common units, Class B units and subordinated units of Cheniere Partners (collectively, the “Cheniere Partners units”);

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

Class B Units

We own 45,333,334 Cheniere Partners Class B units (“Class B units”). The Class B units are not entitled to receive cash distributions except in the event of a liquidation of Cheniere Partners, a merger, consolidation or other combination of Cheniere Partners with another person or the sale of all or substantially all of the assets of Cheniere Partners. The Class B units are subject to conversion, mandatorily or at the option of the holders of the Class B units under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. On a quarterly basis beginning on the initial purchase date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter subject to additional upward adjustment for certain equity and debt financings. As of June 30, 2015, the accreted conversion ratio of the Class B units owned by us and Blackstone CQP Holdco LP (“Blackstone”) was 1.51 and 1.49, respectively. We expect the Class B units to mandatorily convert into common units within 90 days of the substantial completion date of Train 3, which we currently expect to be prior to April 30, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time.

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

	December 31, 2015 (1)	December 31, 2016	December 31, 2017	December 31, 2018	July 9, 2019
Cheniere Holdings:
Number of Common Units	73,491	84,357	96,792	110,060	119,362
Percentage Ownership	50.9%	49.4%	47.9%	46.5%	45.8%
Blackstone:
Number of Common Units	159,371	182,881	209,782	240,640	258,550
Percentage Ownership	36.7%	39.0%	41.2%	43.3%	44.4%

(1)
Information as of December 31, 2015 is presented for informational purposes only. We do not believe that the Class B units will convert, either mandatorily or optionally, into common units prior to such date.

Our Relationship with Cheniere Partners

We own approximately 55.9% of the outstanding Cheniere Partners units. As a result of our non-economic voting interest in GP Holdco, which holds a 100% interest in Cheniere Partners GP, we control GP Holdco and indirectly control the appointment of four of the eleven members of the board of directors of Cheniere Partners’ general partner. If Cheniere relinquishes the sole share entitled to vote in the election of our directors (the “Director Voting Share), which it may do in its sole discretion, or ceases to own greater than 25% of our outstanding shares, our non-economic voting interest in GP Holdco would be extinguished and we would cease to control GP Holdco. Because our only assets are limited partner interests in Cheniere Partners and we are therefore dependent on the results of operations and financial condition of Cheniere Partners, we believe that the discussion and analysis of Cheniere Partners’ financial condition and results of operations is important to our shareholders. Therefore, Cheniere Partners’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 has been included in this filing as Exhibit 99.1 and incorporated herein by reference.

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents of $1.1 million. Our capital structure consists only of common shares, of which 185.6 million shares are owned by Cheniere and 46.1 million shares are owned by the public, and one Director Voting Share which is held by Cheniere. We are authorized to issue an unlimited number of additional common shares. Additional classes or series of securities may be created with the approval of the Board, provided that any such additional class or series must be approved by a vote of holders of a majority of our outstanding shares. Our shareholders will not have preemptive or preferential rights to acquire additional common shares or other classes of our securities.

Cheniere provides certain general and administrative services pursuant to the Services Agreement. We pay a fixed fee of $1.0 million per year (payable quarterly in installments of $250,000 per quarter, in arrears), subject to adjustment for inflation, for certain general and administrative services, including the services of our directors and officers who are also directors and executive officers of Cheniere. In addition, we pay directly for, or reimburse Cheniere for, certain third-party general and administrative expenses incurred. Cheniere also provides us with cash management services, including treasury services with respect to the payment of dividends and allocation of reserves for taxes. Under the Services Agreement, we recorded general and administrative expense—affiliate of $0.3 million and $0.2 million during the three months ended June 30, 2015 and 2014, respectively, and $0.5 million during each of the six months ended June 30, 2015 and 2014.

We believe that the cash distributions we will receive on our Cheniere Partners units will be sufficient to fund fees and expenses due under the Services Agreement and our working capital requirements for the next twelve months.

Dividends

Our LLC Agreement requires us to pay dividends on our shares equal to the amount of cash that we receive as distributions in respect of the Cheniere Partners units that we own, less income taxes and reserves established by our Board. See Note 8—Distributions Received and Dividends Paid of our Notes to Consolidated Financial Statements for a summary of dividends paid by us during the six months ended June 30, 2015 and 2014.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the six months ended June 30, 2015 and 2014. Additional discussion of these items follows the table.

	Six Months Ended June 30,
	2015	2014
Sources of cash and cash equivalents
Distributions from equity investment	$10,169	$10,169

Uses of cash and cash equivalents
Dividends paid to shareholders	(9,036)	(8,341)
Operating cash flow	(1,105)	(1,227)
Other	(214)	—
Total uses of cash and cash equivalents	(10,355)	(9,568)

Net increase (decrease) in cash and cash equivalents	(186)	601
Cash and cash equivalents—beginning of period	1,261	—
Cash and cash equivalents—end of period	$1,075	$601

Distributions from Equity Investment

During each of the six months ended June 30, 2015 and 2014, we received cash distributions of $10.2 million from Cheniere Partners.

Dividends Paid to Shareholders

During the six months ended June 30, 2015 and 2014, we paid cash dividends of $9.0 million and $8.3 million, respectively, to our common shareholders in accordance with our LLC Agreement as described above.

Operating Cash Flow

Operating cash flow is primarily the result of the payment of general and administrative expenses (including affiliate).

Results of Operations

Equity Income from Investment in Cheniere Partners

We use the equity method of accounting for our limited partner ownership interest in Cheniere Partners. The equity method of accounting requires that our investment in Cheniere Partners be shown in our Consolidated Balance Sheets as a single amount. Our initial investment in Cheniere Partners was recognized at cost, and this carrying amount is increased or decreased to recognize our share of income or loss of Cheniere Partners after the date of our initial investment in the Cheniere Partners units. As a result of our historical negative investment in Cheniere Partners and because we are not obligated to fund losses, we had a zero investment balance in Cheniere Partners recorded on the Consolidated Balance Sheets as of both June 30, 2015 and December 31, 2014, and had suspended the use of the equity method for any additional losses. The suspended loss account will be increased or decreased by our share of Cheniere Partners’ future losses or earnings, respectively.  We had suspended losses of approximately $720 million and $530 million as of June 30, 2015 and December 31, 2014, respectively. Due to our zero investment balance in, and suspended losses of, Cheniere Partners as of both June 30, 2015 and December 31, 2014, we have historically and will continue to recognize distributions that we receive as a gain on our Consolidated Statements of Income and a corresponding entry will be made to increase the suspended loss account. Once we have recovered all suspended losses through our share of Cheniere Partners’ future earnings, the equity income or loss from our share of Cheniere Partners’ future earnings will be reported on our income statements.  In addition, future distributions we receive from Cheniere Partners would then reduce the carrying amount of our investment in Cheniere Partners.  We recognized $5.1 million for each of the three months ended June 30, 2015 and 2014 and $10.2 million for each of the six months ended June 30, 2015 and 2014 of equity income from our investment in Cheniere Partners resulting from quarterly distributions from Cheniere Partners paid to us.

The following table summarizes Consolidated Statements of Operations information for Cheniere Partners. Additional information on Cheniere Partners’ results of operations and financial position are contained in its Quarterly Report on Form 10‑Q for the quarter ended June 30, 2015, included in this filing as Exhibit 99.1 and incorporated herein by reference.

Summarized Cheniere Partners Consolidated Statements of Operations Information
(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)
Revenues (including transactions with affiliates)	$67,689	$67,328	$135,219	$134,549
Operating costs and expenses (including transactions with affiliates)	(71,713)	(75,054)	(149,819)	(137,189)
Other expense	(56,019)	(218,498)	(224,119)	(293,317)
Net loss	$(60,043)	$(226,224)	$(238,719)	$(295,957)

General and Administrative Expenses (including affiliate)

Our general and administrative expenses (including affiliate) are associated with managing our business and affairs. We incurred total general and administrative expenses (including affiliate) of $0.6 million and $0.5 million for the three months ended June 30, 2015 and 2014, respectively, and $1.1 million and $1.2 million for the six months ended June 30, 2015 and 2014, respectively. These expenses included $0.3 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively, and $0.5 million for each of the six months ended June 30, 2015 and 2014 related to services provided by Cheniere under the Services Agreement necessary for the conduct of our business, such as accounting, legal, tax, information technology and other expenses.

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no “off-balance sheet arrangements” that may have a current or future material effect on our consolidated financial position or results of operations.

Summary of Critical Accounting Estimates

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes.  There have been no significant changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

For a discussion of these matters as they pertain to Cheniere Partners, please read Part II, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” in the Cheniere Partners Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, which is included in this filing as Exhibit 99.1 and incorporated herein by reference, as activities of Cheniere Partners have an impact on our consolidated results of operations and financial position.

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

PART II.    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of June 30, 2015, there were no pending legal matters that could reasonably be expected to have a material impact on our consolidated results of operations, financial position or cash flows.

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 5.    OTHER INFORMATION

Compliance Disclosure

Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended June 30, 2015, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During the quarter ended June 30, 2015, we did not engage in any transactions with Iran or with persons or entities related to Iran.

ITEM 6.     EXHIBITS

Exhibit No.	Description
10.1
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated May 4, 2015, by and between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K/A (SEC File No. 001-33366), filed on July 1, 2015)

10.2
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00041 Additional Building Utility Tie-in Packages and Fire and Gas Modifications, dated April 9, 2015 (Incorporated by reference to Exhibit 10.2 to Sabine Pass Liquefaction, LLC’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on July 30, 2015)

10.3
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00018 Permanent Restroom Trailers and Installation of Tie-In for GTG Fuel Gas Interconnect, dated May 21, 2015 (Incorporated by reference to Exhibit 10.3 to Sabine Pass Liquefaction, LLC’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on July 30, 2015)

10.4
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00001 Currency and Fuel Provisional Sum Adjustment, dated June 25, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment) (Incorporated by reference to Exhibit 10.4 to Sabine Pass Liquefaction, LLC’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on July 30, 2015)

10.5
Second Amended and Restated Credit Agreement (Term Loan A), dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, Société Générale, as the Commercial Banks Facility Agent and the Common Security Trustee, and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on July 1, 2015)

10.6
Second Amended and Restated Common Terms Agreement, dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, the representatives and agents from time to time parties thereto, and Société Générale, as the Common Security Trustee and Intercreditor Agent (Incorporated by reference to Exhibit 10.2 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on July 1, 2015)

10.7
KEXIM Direct Facility Agreement, dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, The Export-Import Bank of Korea, a governmental financial institution of the Republic of Korea (“KEXIM”), as the KEXIM Direct Facility Lender, Shinhan Bank New York Branch, as the KEXIM Facility Agent, and Société Générale, as the Common Security Trustee (Incorporated by reference to Exhibit 10.3 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on July 1, 2015)

10.8
KEXIM Covered Facility Agreement, dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, Shinhan Bank New York Branch, as the KEXIM Facility Agent, Société Générale, as the Common Security Trustee, KEXIM and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.4 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on July 1, 2015)

10.9
Amended and Restated KSURE Covered Facility Agreement, dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, The Korea Development Bank, New York Branch, as the KSURE Covered Facility Agent, Société Générale, as the Common Security Trustee, and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.5 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on July 1, 2015)

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Cheniere Energy Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit No.	Description
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

Date:	July 30, 2015	By:	/s/ Michael J. Wortley
Michael J. Wortley
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	July 30, 2015	By:	/s/ Leonard Travis
Leonard Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)