Form 10-Q/A
period 2015-03-31
Cheniere Energy Partners LP Holdings, LLC
filed 2015-11-09
CIK 1582966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

Explanatory Note

This Amendment No. 2 to our Quarterly Report on Form 10-Q for the period ended March 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on April 30, 2015 (the “Original Filing”) is filed solely for the purpose of re-filing Exhibits 31.1 and 31.2 to include a portion of the text required in paragraph 4 of the Section 302 certifications (specifically, subparagraph (b) and a portion of the introductory language of paragraph 4) that was inadvertently omitted from the Section 302 certifications included with the Original Filing. Other than the re-filing of the referenced certifications, as well as the information in Amendment No. 1 on Form 10-Q/A to the Original Filing as filed with the SEC on May 11, 2015, no part of the Original Filing is amended hereby, and this amendment does not reflect events that have occurred after the Original Filing date.

ITEM 6.     EXHIBITS

Exhibits

An index to exhibits has been filed as part of this Amendment No. 2 beginning on page 3 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

Date:	November 9, 2015	By:	/s/ Michael J. Wortley
Michael J. Wortley
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	November 9, 2015	By:	/s/ Leonard Travis
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