Form 10-Q/A
period 2015-06-30
Cheniere Energy Partners LP Holdings, LLC
filed 2015-11-09
CIK 1582966

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

Explanatory Note

This Amendment No. 2 to our Quarterly Report on Form 10-Q for the period ended June 30, 2015 filed with the Securities and Exchange Commission (the “SEC”) on July 30, 2015 (the “Original Filing”) is filed solely for the purpose of re-filing Exhibits 31.1 and 31.2 to include a portion of the text required in paragraph 4 of the Section 302 certifications (specifically, subparagraph (b) and a portion of the introductory language of paragraph 4) that was inadvertently omitted from the Section 302 certifications included with the Original Filing. Other than the re-filing of the referenced certifications, as well as the information in Amendment No. 1 on Form 10-Q/A to the Original Filing as filed with the SEC on August 7, 2015, no part of the Original Filing is amended hereby, and this amendment does not reflect events that have occurred after the Original Filing date.

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