Form 10-Q/A
period 2015-09-30
Cheniere Energy Partners LP Holdings, LLC
filed 2015-11-09
CIK 1582966

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

Explanatory Note

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2015 filed with the Securities and Exchange Commission on October 30, 2015 (the “Original Filing”) is filed solely for the purpose of disclosing recently provided information pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, adding Exhibits 10.7 and 10.8, which were inadvertently omitted from the Exhibits included with the Original Filing and re-filing Exhibits 31.1 and 31.2 to include a portion of the text required in paragraph 4 of the Section 302 certifications (specifically, subparagraph (b) and a portion of the introductory language of paragraph 4) that was inadvertently omitted from the Section 302 certifications included with the Original Filing. Other than the additional compliance disclosure in Item 5. Other Information, the addition of Exhibits 10.7 and 10.8 and the re-filing of the referenced certifications, no part of the Original Filing is amended hereby, and this amendment does not reflect events that have occurred after the Original Filing date.
Part II
ITEM 5.     OTHER INFORMATION

Compliance Disclosure
Pursuant to Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), if during the quarter ended September 30, 2015, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During the quarter ended September 30, 2015, we did not engage in any transactions with Iran or with persons or entities related to Iran.
Blackstone CQP Holdco LP, an affiliate of The Blackstone Group L.P. (“Blackstone Group”), is a holder of more than 29% of the outstanding equity interests of Cheniere Energy Partners, L.P. (“Cheniere Partners”) and has three representatives on the board of directors of Cheniere Partners’ general partner. Accordingly, Blackstone Group may be deemed an “affiliate” of Cheniere Partners, as that term is defined in Exchange Act Rule 12b-2. Blackstone Group has included in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, disclosures pursuant to ITRA regarding two of its portfolio companies that may be deemed to be affiliates of Blackstone Group. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, these portfolio companies of Blackstone Group, through Blackstone Group’s ownership of Cheniere Partners, may also be deemed to be affiliates of ours. We have not independently verified the disclosure described in the following paragraphs.
Blackstone Group has reported that Hilton Worldwide Holdings Inc. (“Hilton”) has engaged in the following activities: during the fiscal quarter ended September 30, 2015, an Iranian governmental delegation stayed at the Transcorp Hilton Abuja for one night. The stays were booked and paid for by the government of Nigeria. The hotel received revenues of approximately $5,320 from these dealings, and net profit to Hilton from these dealings was approximately $495, as reported by Blackstone Group. Hilton believes that the hotel stays were exempt from the Iranian Transactions and Sanctions Regulations, 31 C.F.R. Part 560, pursuant to the International Emergency Economic Powers Act (“IEEPA”) and under 31 C.F.R. Section 560.210 (d). Blackstone Group has reported that the Transcorp Hilton Abuja intends to continue engaging in future similar transactions to the extent they remain permissible under applicable laws and regulations.
Blackstone Group has reported that Travelport Limited (“Travelport”) has engaged in the following activities: as part of its global business in the travel industry, Travelport provides certain passenger travel related Travel Commerce Platform and Technology Services to Iran Air. Travelport also provides certain airline Technology Services to Iran Air Tours. The gross revenues and net profits attributable to such activities by Travelport during the quarter ended September 30, 2015 were reported by Travelport to be approximately $133,000 and $94,000, respectively. Blackstone Group has reported that Travelport intends to continue these business activities with Iran Air and Iran Air Tours as such activities are either exempt from applicable sanctions prohibitions or specifically licensed by the Office of Foreign Assets Control.

ITEM 6.     EXHIBITS

Exhibits
An index to exhibits has been filed as part of this Amendment No. 1 beginning on page 4 and is incorporated herein by reference.

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
10.1
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00019 East Meter Piping Tie-ins, dated August 26, 2015 (Incorporated by reference to Exhibit 10.1 to Sabine Pass Liquefaction, LLC’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on October 30, 2015)

10.2
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00002 Credit to EPC Contract Value for TSA Work, dated September 17, 2015 (Incorporated by reference to Exhibit 10.2 to Sabine Pass Liquefaction, LLC’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on October 30, 2015)

10.3
Amended and Restated Senior Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement, dated as of September 4, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, The Bank of Nova Scotia, as Senior Issuing Bank and Senior Facility Agent, ABN Amro Capital USA LLC, HSBC Bank USA, National Association and ING Capital LLC, as Senior Issuing Banks, Société Générale, as Swing Line Lender, Société Générale, as the Common Security Trustee, and the senior lenders party thereto from time to time and for the benefit of HSBC Bank USA, National Association, ING Capital LLC, Morgan Stanley Bank, N.A. and Sumitomo Mitsui Banking Corporation, as Joint Lead Arrangers, Joint Lead Bookrunners, and Co-Documentation Agents, ABN Amro Capital USA LLC, The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi UFJ, LTD. and Société Générale, as Joint Lead Arrangers, Joint Lead Bookrunners, and Co-Syndication Agents, Industrial and Commercial Bank of China Limited, New York Branch and Lloyds Bank PLC, as Mandated Lead Arrangers, and Landesbank Baden-Württemberg, New York Branch, as Manager (Incorporated by reference to Exhibit 10.1 to the Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on September 11, 2015)

10.4
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated August 28, 2015, between Sabine Pass Liquefaction, LLC (Seller) and Total Gas & Power North America, Inc. (Buyer) (Incorporated by reference to Exhibit 10.4 to Cheniere Energy Partner, L.P.’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on October 30, 2015)

10.5
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated September 11, 2015, between Sabine Pass Liquefaction, LLC (Seller) and Centrica plc (Buyer) (Incorporated by reference to Exhibit 10.5 to Cheniere Energy Partner, L.P.’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on October 30, 2015)

10.6
Omnibus Amendment, dated as of September 24, 2015, to the Second Amended and Restated Common Terms Agreement among Sabine Pass Liquefaction, LLC, as Borrower, the representatives and agents from time to time parties thereto, and Société Générale, as the Common Security Trustee and Intercreditor Agent (Incorporated by reference to Exhibit 10.6 to Cheniere Energy Partner, L.P.’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on October 30, 2015)

10.7
Amendment to Operation and Maintenance Agreement (Sabine Pass Liquefaction Facilities), dated September 28, 2015, by and among Cheniere LNG O&M Services, LLC, Cheniere Energy Investments, LLC and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Sabine Pass Liquefaction, LLC’s Quarterly Report on Form 10-Q/A (SEC File No. 333-192373), filed on November 9, 2015)

10.8
Amendment to Management Services Agreement, dated September 28, 2015, between Cheniere LNG Terminals, LLC and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Sabine Pass Liquefaction, LLC’s Quarterly Report on Form 10-Q/A (SEC File No. 333-192373), filed on November 9, 2015)

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