Form 10-K
period 2015-12-31
Cheniere Energy Partners LP Holdings, LLC
filed 2016-02-19
CIK 1582966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $1.1 billion as of June 30, 2015.
As of February 12, 2016, the registrant had 231,700,000 common shares outstanding.
Documents incorporated by reference: None

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
TABLE OF CONTENTS

i

DEFINITIONS

As commonly used in the liquefied natural gas industry, to the extent applicable and as used in this quarterly report, the terms listed below have the following meanings:
Common Industry and Other Terms

EPC	engineering, procurement and construction
GAAP	generally accepted accounting principles in the United States
LNG	liquefied natural gas, a product of natural gas consisting primarily of methane (CH4) that is in liquid form at near atmospheric pressure
SEC	Securities and Exchange Commission
Train	An industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG

Abbreviated Organizational Structure
The following diagram depicts our abbreviated organizational structure as of December 31, 2015, including our ownership of certain subsidiaries, and the references to these entities used in this annual report:
Unless the context requires otherwise, references to “Cheniere Holdings,” the “Company,” “we,” “us” and “our” are intended to refer to Cheniere Energy Partners LP Holdings, LLC.

References to “Blackstone Group” refer to The Blackstone Group, L.P. References to “Blackstone CQP Holdco” refer to Blackstone CQP Holdco LP. References to “Blackstone” refer to Blackstone Group and Blackstone CQP Holdco.

ii

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
All of these types of statements, other than statements of historical fact, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this annual report are largely based on our and Cheniere Partners’ expectations, which reflect estimates and assumptions made by management of the respective entities. These estimates and assumptions reflect our and Cheniere Partners’ best judgment based on currently known market conditions and other factors. Although we and Cheniere Partners believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this annual report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements due to factors described in this annual report and in the other reports and other information that we file with the SEC. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

iii

PART I

ITEM 1.	BUSINESS

General

We are a publicly traded Delaware limited liability company formed by Cheniere in 2013 to hold its limited partner interests in Cheniere Partners, a publicly traded limited partnership. Our only business consists of owning and holding Cheniere Partners’ limited partner common units, Class B units (“Class B units”) and subordinated units (collectively, the “Cheniere Partners units”), along with cash or other property that we receive as distributions in respect of such units, and, accordingly, our operating results and financial condition are dependent on the performance of Cheniere Partners. Therefore, Cheniere Partners’ Annual Report on Form 10-K for the year ended December 31, 2015, has been included in this filing as Exhibit 99.1 and incorporated herein by reference (the “Cheniere Partners Annual Report”).

Cheniere Partners owns and operates the LNG regasification facilities at the Sabine Pass LNG terminal located on the Sabine Pass deep water shipping channel less than four miles from the Gulf Coast through its wholly owned subsidiary, SPLNG. Cheniere Partners is developing and constructing natural gas liquefaction facilities at the Sabine Pass LNG terminal adjacent to the existing regasification facilities through its wholly owned subsidiary, SPL. Cheniere Partners also owns a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”) through its wholly owned subsidiary, CTPL.

When Cheniere Partners makes cash distributions to us with respect to the Cheniere Partners units, we will pay dividends to our shareholders consisting of the cash that we receive from Cheniere Partners, less income taxes and reserves established by our Board of Directors (our “Board”). Cheniere Partners has paid the initial quarterly distribution amount of $0.425 per common unit, or $1.70 per common unit on an annualized basis, for each fiscal quarter since its initial public offering in March 2007. Cheniere Partners has not made any cash distributions in respect of the subordinated units with respect to the quarters ended on or after June 30, 2010.

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

As of December 31, 2015, we owned a 55.9% limited partner interest in Cheniere Partners and Cheniere owned, indirectly through GP Holdco, the general partner of Cheniere Partners and the incentive distribution rights in Cheniere Partners. In addition, we owned a non-economic voting interest in GP Holdco that allows us to control GP Holdco and the appointment of four of the eleven members to the board of directors of the general partner of Cheniere Partners to oversee the operations of Cheniere Partners. Cheniere owns the sole share entitled to vote in the election of our directors (the “Director Voting Share”). If Cheniere relinquishes the Director Voting Share, which it may do in its sole discretion, or ceases to own greater than 25% of our outstanding shares (a “Cheniere Separation Event”), our non-economic voting interest in GP Holdco would be extinguished and we would cease to control GP Holdco.

The following diagram depicts our abbreviated capital structure as of December 31, 2015:

Our Business Purpose

Our primary business purpose is to:

•	own and hold the Cheniere Partners units;

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
Our Business

Our business consists of owning and holding the following Cheniere Partners units, along with cash or other property that we receive as distributions in respect of such Cheniere Partners units:

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

•
the contracted adjusted operating surplus generated during each quarter in the four-quarter period immediately preceding that date equaled or exceeded the sum of a distribution of $0.638 (150% of the initial quarterly distribution) on all of the outstanding common units (assuming conversion of the Class B units), subordinated units, general partner units, any other units that are senior or equal in right of distribution to the subordinated units, and any other equity securities that are junior to the subordinated units that the board of directors of Cheniere Partners GP deems to be appropriate for the calculation, after consultation with management of Cheniere Partners GP, on a fully diluted basis; and

•	there are no arrearages in payment of the initial quarterly distribution on the common units.
Class B Units

We own 45,333,334 Class B units. The Class B units are not entitled to receive cash distributions except in the event of a liquidation of Cheniere Partners, a merger, consolidation or other combination of Cheniere Partners with another person or the sale of all or substantially all of the assets of Cheniere Partners. The Class B units are subject to conversion, mandatorily or at the option of the holders of the Class B units under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. The conversion value of the Class B units increases at a compounded rate of 3.5% per quarter subject to additional upward adjustment for certain equity and debt financings. As of December 31, 2015, the accreted conversion ratio of the Class B units owned by us and Blackstone CQP Holdco was 1.62 and 1.59, respectively. We expect the Class B units to mandatorily convert into common units within 90 days of the substantial completion date of Train 3, which we currently expect to be prior to April 30, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time.

The following table (amounts in thousands) illustrates the number of common units into which the Class B units held by us and Blackstone CQP Holdco would convert at the dates specified below and our and Blackstone CQP Holdco’s percentage ownership of then outstanding Cheniere Partners units, assuming that none of the outstanding Class B units are optionally converted prior to the dates set forth in the table and that no additional limited partner interests are issued by Cheniere Partners prior to such dates:

	December 31, 2016	December 31, 2017	December 31, 2018	July 9, 2019
Cheniere Holdings:
Number of Common Units	84,357	96,792	110,060	119,362
Percentage Ownership	49.4%	47.9%	46.5%	45.8%
Blackstone CQP Holdco:
Number of Common Units	182,881	209,782	240,640	258,550
Percentage Ownership (1)	39.0%	41.2%	43.3%	44.4%

(1)
This percentage ownership is based solely upon the conversion of Class B units and does not include any common units that may be deemed to be beneficially owned by Blackstone Group, an affiliate of Blackstone CQP Holdco. Based on information from a Schedule 13D/A filed by Blackstone Group and related parties with the SEC on January 15, 2016, Blackstone Group may be deemed to beneficially own 3,758,003 common units.

Employees

We have no employees and rely on Cheniere, via the Services Agreement, to manage all aspects of the conduct of our business. As of January 31, 2016, Cheniere and its subsidiaries had 888 full-time employees.

Available Information

Our common shares have been publicly traded since December 2013 and are traded on the NYSE MKT under the symbol “CQH.” Our principal executive offices are located at 700 Milam Street, Suite 1900, Houston, Texas 77002, and our telephone number is (713) 375-5000. Our internet address is www.cheniere.com. We provide public access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC. Cheniere Partners also provides public access to its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after the materials are electronically filed with, or furnished to, the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our reports and those of Cheniere Partners may be accessed free of charge through our internet website. We make our website content available for informational purposes only. The website should not be relied upon for investment purposes and is not incorporated by reference into this Form 10-K.

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

Our only cash-generating assets are our limited partner interests in Cheniere Partners. Our cash flows are therefore completely dependent upon the ability of Cheniere Partners to make distributions to its unitholders. Cheniere Partners may not be successful in its efforts to maintain or increase its cash available for distribution on its units. The amount of cash that Cheniere Partners can distribute each quarter to its unitholders principally depends upon the items discussed in the Cheniere Partners Annual Report under Item 1.A “Risk Factors—Risks Relating to Our Cash Distributions.” Because of these factors, Cheniere Partners may not have sufficient available cash each quarter to continue to pay quarterly distributions in respect of the common units at its most recently paid amount of $0.425 per unit or any other amount, and Cheniere Partners may not have sufficient available cash each quarter to make any distributions in respect of the subordinated units. In addition, if Cheniere Partners does not continue to pay quarterly distributions, we will not be able to continue to pay dividends to our shareholders. Consistent with the terms of our Partnership Agreement, Cheniere Partners distributes to its partners all of its available cash each quarter. To the extent Cheniere Partners does not have sufficient cash reserves or is unable to finance growth externally, its cash distribution policy will significantly impair its ability to grow. Furthermore, to the extent Cheniere Partners issues additional units in connection with any acquisitions or expansion capital projects, the payment of distributions on those additional units may increase the risk that Cheniere Partners will be unable to maintain or increase its per unit distribution level, which in turn may lower the amount of cash that we have available to pay dividends on our outstanding shares.

If we issue additional shares or incur debt, the amount of cash that we have available to pay dividends on our outstanding shares could be reduced.

The amount of cash that we have available to pay dividends on our shares will be reduced by, among other things, income taxes and reserves established by our Board.

Our LLC Agreement requires us to pay dividends on our shares equal to the amount of cash distributions received from Cheniere Partners in respect of the Cheniere Partners units, less income taxes and any reserves established by our Board. Given that our only cash-generating assets are limited partner interests in Cheniere Partners, and we currently have no independent operations separate from those of Cheniere Partners, we may not have enough cash to meet our needs if our general and administrative expenses increase or if Cheniere Partners’ cash needs increase, resulting in a reduction in Cheniere Partners’ distributions.

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

We rely on an exemption from being regulated as an investment company under the Investment Company Act of 1940, as amended (“the Investment Company Act”) available to companies engaged in a non-investment company business through a controlled subsidiary. However, if we cease to control GP Holdco for any reason, we may be deemed to be an “investment company” within the meaning of the Investment Company Act. If Cheniere’s ownership is reduced to less than 25% of our outstanding shares or if Cheniere otherwise relinquishes the Director Voting Share, which it may do in its sole discretion, our non-economic voting interest in GP Holdco will be extinguished. Our non-economic voting interest in GP Holdco allows us to control GP Holdco and indirectly to appoint four of the eleven directors to the board of directors of Cheniere Partners GP. If, for any reason, our non-economic voting interest in GP Holdco is extinguished, we may be subject to regulation as an investment company under the Investment Company Act. As an investment company, we would be subject to restrictions under the Investment Company Act that could be material to our operations and financial flexibility or require changes to our operations, including the following:

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
In addition to the factors listed above, we believe that we would not be a company with the characteristics that are typically associated with investment companies that the SEC is accustomed to regulating under the Investment Company Act. Therefore, the SEC might seek to impose additional operational restrictions on us that could have a material adverse effect on our operating results.

Upon a Cheniere Separation Event, we may lose the ability to disclose developments about Cheniere Partners’ business and operating results to our shareholders in a timely manner.

Upon a Cheniere Separation Event, we would no longer have access to information about developments regarding Cheniere Partners’ business and operating results (other than information that Cheniere Partners reports to the public). We would consequently be unable to provide information concerning Cheniere Partners’ business to our shareholders simultaneously with announcements by Cheniere Partners in our annual, quarterly and current reports or in any future offering documents relating to our securities. Any delay in our ability to announce information regarding Cheniere Partners’ business and operating results could have an adverse effect on the market price of our shares.

Cheniere owns a majority of our outstanding shares and the Director Voting Share and therefore is able to amend our LLC Agreement and elect and remove members of our Board without the vote of the holders of any other shares.

Cheniere owns 80.1% of our outstanding shares, as well as the Director Voting Share. By holding the Director Voting Share and more than 50% of our outstanding shares, Cheniere has the ability to control us, including amending our LLC Agreement, without the vote of a holder of any other shares. Furthermore, under Delaware law, Cheniere is able to take certain actions by written consent of the majority of the outstanding shares without calling a meeting of our shareholders. In addition, as the owner of the Director Voting Share, Cheniere has the sole ability to elect our directors until a Cheniere Separation Event. While Cheniere continues to beneficially own a majority of our outstanding shares and the Director Voting Share, shareholders that are not affiliated with Cheniere have limited voting rights on matters affecting our business, which could affect the price at which our shares trade.

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

Our LLC Agreement prohibits us from selling, pledging or otherwise transferring any of the common units, subordinated units or Class B units that we own, or the common units into which the subordinated units and Class B units convert. Unlike a business that can sell its assets in order to generate cash or increase liquidity, we would be unable to do so without an amendment of our LLC Agreement. Although Cheniere, through its ownership of a majority of our shares, is able to amend our LLC Agreement, the Cheniere Partners units we hold constitute restricted securities under the Securities Act of 1933, as amended (the “Securities Act”). Absent an amendment to our LLC Agreement and an effective registration statement covering the sale of the Cheniere Partners units, we are unable to generate cash through sales of the Cheniere Partners units we hold, which could affect our liquidity. In addition, until a Cheniere Separation Event, we need Cheniere’s consent to sell any of the Cheniere Partners units that we hold.

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

The market price of our shares has fluctuated significantly in the past and is likely to fluctuate in the future. The value of our shares may be difficult for investors to accurately assess.

The market price of our shares has historically experienced and may continue to experience volatility. For example, between January 1, 2015 and December 31, 2015, the market price of our shares ranged between $14.91 and $25.99. Such fluctuations may continue as a result of a variety of factors, some of which are beyond our control, including:

•	the trading price of Cheniere Partners units;

•	the level of Cheniere Partners’ quarterly distributions (including whether Cheniere Partners is paying distributions on the subordinated units) and our quarterly dividends;

•	domestic and worldwide supply of and demand for natural gas and fluctuations in the price of natural gas;

•	Cheniere Partners’ quarterly or annual earnings or those of other companies in its industry;

•	the loss of a large customer by Cheniere Partners;

•	announcements by Cheniere Partners or its competitors of significant contracts or acquisitions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general conditions in the industries in which Cheniere Partners operates;

•	general economic conditions;

•	the impact of Investment Company Act regulations on our business;

•	future sales of our shares; and

•	other factors described in these “Risk Factors” and the “Risk Factors” in the Cheniere Partners Annual Report.
In addition, a number of factors may make it difficult for investors to accurately assess the value of our shares and may adversely impact the market price of our shares. These factors include, but are not limited to, the following:

•	we are a limited liability company structured as a non-operating holding company that owns, and our only business consists of owning, Cheniere Partners units;

•
our financial condition and operating results are dependent entirely upon the performance of Cheniere Partners, and we do not expect to have any revenues or cash flow other than from distributions that we receive in respect of the Cheniere Partners units;

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

Cheniere Partners has not been profitable, and because we use the equity method of accounting, as of December 31, 2015, we reflect our investment in Cheniere Partners as having no value. Because Cheniere Partners does not expect to be profitable in the near future, our Consolidated Balance Sheet is likely to continue to reflect our assets as having no value for some period after Cheniere Partners does become profitable. It may therefore be difficult for investors to easily assess our business and operating results, which could adversely affect the trading price of our shares.

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

For so long as we are included in Cheniere’s consolidated group for U.S. federal income tax purposes, our taxable income or loss will be included in Cheniere’s consolidated federal income tax return. Cheniere has experienced ownership changes for purposes of Section 382 of the Internal Revenue Code that will subject a significant amount of its consolidated NOL carryforwards to annual utilization limitations for U.S. federal income tax purposes. Although we do not expect it to, the utilization limitations may affect the timing of when these federal NOL carryforwards may be utilized. Subsequent trading activity in Cheniere shares or further changes in the ownership of Cheniere stock may cause additional ownership changes, which may ultimately affect the ability to fully utilize Cheniere’s federal NOL carryforwards.

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

As a result of these factors, upon a Termination Transaction, the aggregate amount we have to distribute may be substantially lower than the aggregate net proceeds received by us in respect of the Cheniere Partners units.

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

Cheniere Partners may be subject to material entity-level U.S. federal income tax and state income taxes if it is treated as a corporation, rather than as a partnership, for U.S. federal income tax purposes. Because the common units are publicly traded, Section 7704 of the Internal Revenue Code requires that Cheniere Partners derive at least 90% of its gross income each year from the transportation, storage, processing and marketing of crude oil, natural gas and products thereof, or from certain other specified activities, in order to be treated as a partnership for U.S. federal income tax purposes. We believe that Cheniere Partners has satisfied this “qualifying income” requirement and will continue to do so in the future, so we believe Cheniere Partners is and will be treated as a partnership for U.S. federal income tax purposes. Failing to meet the qualifying income requirement or a change in current law could cause Cheniere Partners to be treated as a corporation for U.S. federal income tax purposes or otherwise subject Cheniere Partners to material entity-level taxes. From time to time, the U.S. President and members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that would affect certain publicly traded partnerships. Further, the U.S. Treasury Department and the IRS have issued proposed regulations under Section 7704(d)(1)(E) of the Code, interpreting the scope of qualifying income for publicly traded partnerships by providing industry-specific guidance with respect to activities that will generate qualifying income for purposes of the qualifying income requirement. The proposed regulations, once issued in final form, may change interpretations of the current law relating to the characterization of income as qualifying income and could modify the amount of gross income Cheniere Partners is able to treat as qualifying income for purposes of the qualifying income requirement. We are unable to predict whether any of the changes or other proposals will ultimately be enacted. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the requirements for partnership status, affect or cause Cheniere Partners to change its business activities, change the character or treatment of portions of Cheniere Partners’ income and adversely affect our investment in Cheniere Partners units.

If Cheniere Partners were treated as a corporation for federal income tax purposes, it would pay federal income tax on its taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state and local income taxes at varying rates. Distributions from Cheniere Partners would generally be taxed again as corporate dividends, and no income, gains, losses or deductions would flow through to Cheniere Partners unitholders. Because a tax would be imposed upon Cheniere Partners as a corporation, the cash available for distribution to its unitholders would be substantially reduced. Therefore, treatment of Cheniere Partners as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to Cheniere Partners unitholders, likely causing a substantial reduction in the value of Cheniere Partners common units we own and the value of our shares.

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

Changes in current state law may subject Cheniere Partners to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may substantially reduce the cash available for distribution to Cheniere Partners’ unitholders and, therefore, negatively impact the value of an investment in our shares. The Partnership Agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects it to additional amounts of entity-level taxation for state or local income tax purposes, the initial quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on Cheniere Partners.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We have no properties. Our assets consist of a small amount of working capital, the Cheniere Partners limited partner interests that we own and the non-economic voting interest in GP Holdco that we hold. See Item 1. Business for additional information.

ITEM 3.	LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2015, there were no pending legal matters that would reasonably be expected to have a material impact on our consolidated operating results, financial position or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the NYSE MKT under the symbol “CQH” and began trading in December 2013, after the pricing of our IPO. The table below presents the high and low sales prices per common share, as reported by the NYSE MKT, and cash dividends to common shareholders for each quarter during 2015 and 2014.

	High	Low	Cash Dividends Per Common Share
2015
First Quarter	$24.77	$20.50	$0.020
Second Quarter	25.99	23.13	0.020
Third Quarter	23.85	17.71	0.020
Fourth Quarter	21.21	14.91	0.020

2014
First Quarter	$22.14	$17.81	$0.019
Second Quarter	27.15	21.14	0.019
Third Quarter	26.08	22.74	0.019
Fourth Quarter	25.59	19.23	0.019

As of February 12, 2016, there were approximately 3 shareholders of record.

Dividends

After we receive a distribution on the Cheniere Partners units, we will pay dividends on our shares of the cash that we receive as distributions in respect of the Cheniere Partners units, less income taxes and any reserves established by our Board to pay company expenses and amounts due under the Services Agreement, to service and reduce indebtedness that we may incur and for company purposes, in each case as permitted by our LLC Agreement. Pursuant to the Services Agreement, we have agreed to pay an administrative fee to reimburse Cheniere for the costs and expenses incurred on our behalf. If distributions are made on the Cheniere Partners units that we own other than in cash, we may, but are not required to, pay a dividend on our shares in substantially the same form. However, if Cheniere Partners makes a distribution on Cheniere Partners units in the form of additional Cheniere Partners units, we will be required to hold any units we receive as a distribution on the Cheniere Partners units.

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

The reserves for income taxes payable by us will account for the U.S. federal income taxes, any alternative minimum taxes and the state income taxes described in the preceding paragraph.

ITEM 6.	SELECTED FINANCIAL DATA

Selected financial data set forth below (in thousands, except per share data) are derived from our audited Consolidated Financial Statements for the period indicated. The financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the accompanying notes thereto included elsewhere in this report.

	Year Ended December 31,		Period from July 29, 2013 (Date of Inception) Through December 31, 2013
	2015	2014
Consolidated Statement of Operations data:
Equity income from investment in Cheniere Partners	$20,338	$20,338	$—
Expenses (including transactions with affiliates)	2,165	2,197	54
Net income (loss)	18,173	18,141	(54)
Net income per common share, basic and diluted	$0.08	$0.08	$0.00
Weighted average shares outstanding	231,700	231,700	231,700

Consolidated Balance Sheet data:
Total assets	$1,195	$1,553	$353

Selected financial data of Cheniere Partners is found in Part II, Item 6. “Selected Financial Data” of the Cheniere Partners Annual Report, which is included in this filing as Exhibit 99.1 and incorporated herein by reference as our consolidated operating results, financial position and cash flows are dependent on the operating results, financial position and cash flows of Cheniere Partners.

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

Our Business

We are a limited liability company that has elected to be treated as a corporation for U.S. federal income tax purposes. Our primary business purpose is to:

•	own and hold Cheniere Partners’ limited partner common units, Class B units (“Class B units”) and subordinated units (collectively, the “Cheniere Partners units”);

•
pay dividends on our shares from the distributions that we receive from Cheniere Partners, less income taxes and any reserves established by our Board of Directors (our “Board”) to pay our company expenses and amounts due under our services agreement (the “Services Agreement”) with a wholly owned subsidiary of Cheniere, to service and reduce indebtedness that we may incur and for company purposes, in each case as permitted by our limited liability company agreement (“LLC Agreement”);

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

Class B Units

We own 45,333,334 Class B units. The Class B units are not entitled to receive cash distributions except in the event of a liquidation of Cheniere Partners, a merger, consolidation or other combination of Cheniere Partners with another person or the sale of all or substantially all of the assets of Cheniere Partners. The Class B units are subject to conversion, mandatorily or at the option of the holders of the Class B units under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. On a quarterly basis beginning on the initial purchase date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter subject to additional upward adjustment for certain equity and debt financings. As of December 31, 2015, the accreted conversion ratio of the Class B units owned by us and Blackstone CQP Holdco was 1.62 and 1.59, respectively. We expect the Class B units to mandatorily convert into common units within 90 days of the substantial completion date of Cheniere Partners’ Train 3, which we currently expect to be prior to April 30, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time.

The following table (amounts in thousands) illustrates the number of common units into which the Class B units held by us and Blackstone CQP Holdco would convert at the dates specified below and our and Blackstone CQP Holdco’s percentage ownership of then outstanding Cheniere Partners units, assuming that none of the outstanding Class B units are optionally converted prior to the dates set forth in the table and that no additional limited partner interests are issued by Cheniere Partners prior to such dates:

	December 31, 2016	December 31, 2017	December 31, 2018	July 9, 2019
Cheniere Holdings:
Number of Common Units	84,357	96,792	110,060	119,362
Percentage Ownership	49.4%	47.9%	46.5%	45.8%
Blackstone CQP Holdco:
Number of Common Units	182,881	209,782	240,640	258,550
Percentage Ownership (1)	39.0%	41.2%	43.3%	44.4%

(1)
This percentage ownership is based solely upon the conversion of Class B units and does not include any common units that may be deemed to be beneficially owned by Blackstone Group, an affiliate of Blackstone CQP Holdco. Based on information from a Schedule 13D/A filed by Blackstone Group and related parties with the SEC on January 15, 2016, Blackstone Group may be deemed to beneficially own 3,758,003 common units.

Our Relationship with Cheniere Partners

We own approximately 55.9% of the outstanding Cheniere Partners units. As a result of our non-economic voting interest in GP Holdco, which holds a 100% interest in Cheniere Partners GP, we control GP Holdco and indirectly control the appointment of four of the eleven members of the board of directors of Cheniere Partners GP to oversee the operations of Cheniere Partners. Cheniere owns the sole share entitled to vote in the election of our directors (the “Director Voting Share”). If Cheniere relinquishes the Director Voting Share, which it may do in its sole discretion, or ceases to own greater than 25% of our outstanding shares, our non-economic voting interest in GP Holdco would be extinguished and we would cease to control GP Holdco. Because our only assets are limited partner interests in Cheniere Partners and we are therefore dependent on the operating results and financial condition of Cheniere Partners, we believe that the discussion and analysis of Cheniere Partners’ financial condition and operating results is important to our shareholders. Therefore, Cheniere Partners’ Annual Report on Form 10-K for the year ended December 31, 2015 has been included in this filing as Exhibit 99.1 and incorporated herein by reference (the “Cheniere Partners Annual Report”).

Liquidity and Capital Resources

As of December 31, 2015, we had cash and cash equivalents of $0.9 million. Our capital structure consists only of common shares, of which 185.6 million shares are owned by Cheniere and 46.1 million shares are owned by the public, and one Director Voting Share which is held by Cheniere. We are authorized to issue an unlimited number of additional common shares. Additional classes or series of securities may be created with the approval of our Board, provided that any such additional class or series must be approved by a vote of holders of a majority of our outstanding shares. Our shareholders will not have preemptive or preferential rights to acquire additional common shares or other classes of our securities.

Cheniere provides certain general and administrative services pursuant to the Services Agreement. We pay a fixed fee of $1.0 million per year (payable quarterly in installments of $250,000 per quarter, in arrears), subject to adjustment for inflation, for certain general and administrative services, including the services of our directors and officers who are also directors and executive officers of Cheniere. In addition, we pay directly for, or reimburse Cheniere for, certain third-party general and administrative expenses incurred. Cheniere also provides us with cash management services, including treasury services with respect to the payment of dividends and allocation of reserves for taxes. Under the Services Agreement, we recorded general and administrative expense—affiliate of $1.0 million during each of the years ended December 31, 2015 and 2014 and $39,000 during the period from July 29, 2013 (date of inception) through December 31, 2013, respectively.

We believe that the cash distributions we will receive on the Cheniere Partners units will be sufficient to fund fees and expenses due under the Services Agreement and our working capital requirements for the next twelve months.

Cheniere Holdings Initial Public Offering

On December 18, 2013, we completed our initial public offering (“IPO”) of our common shares as discussed in Note 1—Nature of Business of our Notes to Consolidated Financial Statements and used the net proceeds to repay intercompany debt and payables owed to Cheniere and paid a distribution of the remaining proceeds to Cheniere.

Dividends

Our LLC Agreement requires us to pay dividends on our shares equal to the amount of cash that we receive as distributions in respect of the Cheniere Partners units that we own, less income taxes and reserves established by our Board. See Note 8—Distributions Received and Dividends Paid of our Notes to Consolidated Financial Statements for a summary of dividends paid by us from the date of inception on July 29, 2013 through December 31, 2015.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash and cash equivalents (in thousands) for the years ended December 31, 2015 and 2014 and the period from July 29, 2013 (date of inception) through December 31, 2013. Additional discussion of these items follows the table.

	Year Ended		Period from July 29, 2013 (Date of Inception) Through
	December 31,		December 31,
	2015	2014	2013
Sources of cash and cash equivalents
Distributions from equity investment	$20,338	$20,338	$—
Proceeds from sale of common shares	—	229,876	720,000
Total sources of cash and cash equivalents	20,338	250,214	720,000

Uses of cash and cash equivalents
Dividends paid to shareholders	(18,304)	(17,146)	—
Operating cash flow	(2,165)	(2,147)	—
Redemption of common shares	—	(228,781)	—
Offering costs	(213)	(879)	(54,999)
Distribution paid to Cheniere Energy, Inc.	—	—	(392,971)
Repayment of affiliate debt	—	—	(272,030)
Total uses of cash and cash equivalents	(20,682)	(248,953)	(720,000)

Net increase (decrease) in cash and cash equivalents	(344)	1,261	—
Cash and cash equivalents—beginning of period	1,261	—	—
Cash and cash equivalents—end of period	$917	$1,261	$—

Distributions from Equity Investment

During each of the years ended December 31, 2015 and 2014, we received cash distributions of $20.3 million from Cheniere Partners.

Proceeds from Sale of Common Shares, Redemption of Common Shares and Offering Costs

During the year ended December 31, 2014, we completed a public offering of 10,100,000 common shares for net proceeds of $229.9 million. The net proceeds were used to redeem from Cheniere the same number of common shares, which reduced their ownership of our common shares from 84.5% to 80.1%. In December 2013, we completed our IPO of 36.0 million common shares at $20.00 per common share. All of the $665.0 million of net proceeds from our IPO were paid to Cheniere through the repayment of our indebtedness and payables owed to Cheniere and through a distribution to Cheniere.

Dividends Paid to Shareholders

During the years ended December 31, 2015 and 2014, we paid cash dividends of $18.3 million and $17.1 million, respectively, to our common shareholders in accordance with our LLC Agreement as described above.

Operating Cash Flow

Operating cash flow is primarily the result of the payment of general and administrative expenses (including affiliate).

Results of Operations

Equity Income from Investment in Cheniere Partners

We use the equity method of accounting for our limited partner ownership interest in Cheniere Partners. The equity method of accounting requires that our investment in Cheniere Partners be shown in our Consolidated Balance Sheets as a single amount. Our initial investment in Cheniere Partners was recognized at cost, and this carrying amount is increased or decreased to recognize our share of income or loss of Cheniere Partners after the date of our initial investment in the Cheniere Partners units. As a result of our historical negative investment in Cheniere Partners and because we are not obligated to fund losses, we had a zero investment balance in Cheniere Partners recorded on the Consolidated Balance Sheets as of both December 31, 2015 and 2014 and had suspended the use of the equity method for any additional losses. The suspended loss account will be increased or decreased by our share of Cheniere Partners’ future losses or earnings, respectively.  We had suspended losses of approximately $789 million and $530 million as of December 31, 2015 and 2014, respectively. Due to our zero investment balance in, and suspended losses of, Cheniere Partners as of both December 31, 2015 and 2014, we have historically and will continue to recognize distributions that we receive as a gain on our Consolidated Statements of Operations and a corresponding entry will be made to increase the suspended loss account. Once we have recovered all suspended losses through our share of Cheniere Partners’ future earnings, the equity income or loss from our share of Cheniere Partners’ future earnings will be reported on our income statements.  In addition, future distributions we receive from Cheniere Partners would then reduce the carrying amount of our investment in Cheniere Partners.  We recognized $20.3 million of equity income from our investment in Cheniere Partners during each of the years ended December 31, 2015 and 2014 and zero during the period from July 29, 2013 (date of inception) through December 31, 2013, respectively, resulting from quarterly distributions that Cheniere Partners paid to us.

The following table summarizes Consolidated Statements of Operations information for Cheniere Partners. Additional information on Cheniere Partners’ operating results and financial position are contained in the Cheniere Partners Annual Report.

Summarized Cheniere Partners Consolidated Statements of Operations Information
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Revenues (including transactions with affiliates)	$270,028	$268,698	$268,191
Operating costs and expenses (including transactions with affiliates)	(266,986)	(268,183)	(300,877)
Other expense	(321,933)	(410,551)	(225,431)
Net loss	$(318,891)	$(410,036)	$(258,117)

General and Administrative Expenses (including affiliate)

Our general and administrative expenses (including affiliate) are associated with managing our business and affairs. We incurred total general and administrative expenses (including affiliate) of $2.2 million, $2.2 million and $54,000 for the years ended December 31, 2015 and 2014 and the period from July 29, 2013 (date of inception) through December 31, 2013, respectively. These expenses included $1.0 million, $1.0 million and $39,000 for the years ended December 31, 2015 and 2014 and the period from July 29, 2013 (date of inception) through December 31, 2013, respectively, related to services provided by Cheniere under the Services Agreement necessary for the conduct of our business, such as accounting, legal, tax, information technology and other expenses.

Off-Balance Sheet Arrangements

As of December 31, 2015, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

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

Recent Accounting Standards

For descriptions of recently issued accounting standards, see Note 9—Recent Accounting Standards of our Notes to Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The nature of our business and operations is such that no activities or transactions are conducted or entered into by us that would require us to have a discussion under this item.

For a discussion of these matters as they pertain to Cheniere Partners, please read Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in Cheniere Partners Annual Report as activities of Cheniere Partners have an impact on our consolidated operating results and financial position.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

MANAGEMENT’S REPORT TO THE SHAREHOLDERS OF
CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

Management’s Report on Internal Control Over Financial Reporting

As management, we are responsible for establishing and maintaining adequate internal control over financial reporting for Cheniere Energy Partners LP Holdings, LLC (“Cheniere Holdings”). In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we have conducted an assessment, including testing using the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Cheniere Holdings’ system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.

Based on our assessment, we have concluded that Cheniere Holdings maintained effective internal control over financial reporting as of December 31, 2015, based on criteria in Internal Control—Integrated Framework (2013) issued by the COSO.

Cheniere Holdings’ independent registered public accounting firm, KPMG LLP, has issued an audit report on Cheniere Holdings’ internal control over financial reporting as of December 31, 2015, which is contained in this Form 10-K.

Management’s Certifications

The certifications of Cheniere Holdings’ Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31 and 32 in Cheniere Holdings’ Form 10-K.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

By:	/s/ Neal A. Shear	By:	/s/ Michael J. Wortley
	Neal A. Shear		Michael J. Wortley
	Interim Chief Executive Officer and President (Principal Executive Officer)		Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Cheniere Energy Partners LP Holdings, LLC:

We have audited the accompanying consolidated balance sheets of Cheniere Energy Partners LP Holdings, LLC and subsidiary (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cheniere Energy Partners LP Holdings, LLC and subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cheniere Energy Partners LP Holdings, LLC’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP

Houston, Texas
February 18, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Cheniere Energy Partners LP Holdings, LLC:
We have audited Cheniere Energy Partners LP Holdings, LLC’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cheniere Energy Partners LP Holdings, LLC’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Cheniere Energy Partners LP Holdings, LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cheniere Energy Partners LP Holdings, LLC and subsidiary as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015, and our report dated February 18, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP

Houston, Texas
February 18, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cheniere Energy Partners LP Holdings, LLC

We have audited the accompanying consolidated statements of operations, shareholders’ equity and cash flows of Cheniere Energy Partners LP Holdings, LLC for the period from July 29, 2013 (date of inception) through December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Cheniere Energy Partners LP Holdings, LLC for the period from July 29, 2013 (date of inception) through December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
Ernst & Young LLP

Houston, Texas
February 21, 2014

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$917	$1,261
Accounts receivable	157	114
Other current assets	26	21
Total current assets	1,100	1,396

Other non-current assets	95	157
Total assets	$1,195	$1,553

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$106	$248
Accrued liabilities—affiliate	6	91
Total current liabilities	112	339

Shareholders’ equity
Common shares: unlimited shares authorized, 231.7 million shares issued and outstanding at December 31, 2015 and 2014	664,931	664,931
Director voting share: 1 share authorized, issued and outstanding at December 31, 2015 and 2014	—	—
Additional paid-in-capital	(271,757)	(271,757)
Accumulated deficit	(392,091)	(391,960)
Total shareholders’ equity	1,083	1,214
Total liabilities and shareholders’ equity	$1,195	$1,553

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended		Period from July 29, 2013 (Date of Inception) Through
	December 31,		December 31,
	2015	2014	2013
Equity income from investment in Cheniere Partners	$20,338	$20,338	$—

Expenses
General and administrative expense	1,150	1,182	15
General and administrative expense—affiliate	1,015	1,015	39
Total expenses	2,165	2,197	54

Net income (loss)	$18,173	$18,141	$(54)

Net income per common share—basic and diluted	$0.08	$0.08	$—

Weighted average number of common shares outstanding—basic and diluted	231,700	231,700	231,700

Cash dividends declared per common share	$0.079	$0.074	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at July 29, 2013 (date of inception)	—	$—	—	$—	$—	$—	$—
Sale of Director Voting Share to Cheniere Energy, Inc.	—	—	—	—	—	—	—
Split of common shares acquired by Cheniere Energy, Inc.	195,700	—	—	—	—	—	—
Proceeds from IPO, net issuance costs	36,000	664,931	—	—	—	—	664,931
Assumption of affiliate debt, net	—	—	—	—	(271,757)	—	(271,757)
Distribution to Cheniere Energy, Inc.	—	—	—	—	—	(392,901)	(392,901)
Net loss	—	—	—	—	—	(54)	(54)
Balance at December 31, 2013	231,700	664,931	—	—	(271,757)	(392,955)	219
Dividends to shareholders	—	—	—	—	—	(17,146)	(17,146)
Proceeds from public offering, net issuance costs	10,100	228,781	—	—	—	—	228,781
Redemption of common shares owned by Cheniere	(10,100)	(228,781)	—	—	—	—	(228,781)
Treasury stock acquired	—	—	10,100	—	—	—	—
Treasury stock retired	—	—	(10,100)	—	—	—	—
Net income	—	—	—	—	—	18,141	18,141
Balance at December 31, 2014	231,700	664,931	—	—	(271,757)	(391,960)	1,214
Dividends to shareholders	—	—	—	—	—	(18,304)	(18,304)
Net Income	—	—	—	—	—	18,173	18,173
Balance at December 31, 2015	231,700	$664,931	—	$—	$(271,757)	$(392,091)	$1,083

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended		Period from July 29, 2013 (Date of Inception) Through
	December 31,		December 31,
	2015	2014	2013
Cash flows from operating activities
Net income (loss)	$18,173	$18,141	$(54)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from equity investment	(20,338)	(20,338)	—
Changes in operating assets and liabilities:
Accounts receivable	(43)	47	—
Accounts receivable—affiliate	—	70	(70)
Accounts payable and accrued liabilities	(20)	28	95
Accounts payable and accrued liabilities—affiliate	6	(40)	39
Other, net	57	(55)	(10)
Net cash used in operating activities	(2,165)	(2,147)	—

Cash flows from investing activities
Distributions from equity investment	20,338	20,338	—

Cash flows from financing activities
Proceeds from sale of common shares	—	229,876	720,000
Redemption of common shares	—	(228,781)	—
Offering costs	(213)	(879)	(54,999)
Dividends paid to shareholders	(18,304)	(17,146)	—
Distribution paid to Cheniere Energy, Inc.	—	—	(392,971)
Repayment of affiliate debt	—	—	(272,030)
Net cash used in financing activities	(18,517)	(16,930)	—

Net increase (decrease) in cash and cash equivalents	(344)	1,261	—
Cash and cash equivalents—beginning of period	1,261	—	—
Cash and cash equivalents—end of period	$917	$1,261	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS

We are a Delaware limited liability company formed by Cheniere (NYSE MKT: LNG) to hold its limited partner interests in Cheniere Partners, a publicly traded limited partnership (NYSE MKT: CQP). Our only business consists of owning and holding Cheniere Partners’ limited partner common units, Class B units (“Class B units”) and subordinated units (collectively, the “Cheniere Partners units”), along with cash or other property that we receive as distributions in respect of such units, and, accordingly, our consolidated operating results and financial condition are dependent on the performance of Cheniere Partners.

On December 12, 2013, the SEC declared effective a registration statement with respect to the initial public offering of our common shares (the “IPO”). On December 18, 2013, we completed the IPO of 36.0 million common shares to the public at a price of $20.00 per share for net proceeds of $665.0 million after the underwriting discount and offering expenses. A portion of the net proceeds from the IPO were used to repay intercompany indebtedness and payables, in the aggregate amount of $272.0 million, and the remaining proceeds were distributed to Cheniere.

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

At no time prior to the IPO, did we have any operations or own any interest in Cheniere Partners. After the IPO and as of December 31, 2015, our sole purpose was to own the Cheniere Partners units and we expect to have no significant assets or operations other than those related to our interest in Cheniere Partners.

As of December 31, 2015, we owned a 55.9% limited partner interest in Cheniere Partners. No owner of Cheniere Holdings shall be liable for Cheniere Holdings’ debts, liabilities or obligations beyond such owners’ capital contribution.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our Consolidated Financial Statements were prepared in accordance with GAAP. Investments in non-controlled entities, over which Cheniere Holdings has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. In applying the equity method of accounting, the investments are initially recognized at cost, and subsequently adjusted for the Company’s proportionate share of earnings, losses and distributions.

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

Accounting for Investment in Cheniere Partners

As of December 31, 2015 and 2014, we owned a 55.9% limited partner interest in Cheniere Partners. In addition to the Cheniere Partners units, we own a non-economic voting interest in GP Holdco, which holds a 100% indirect interest in Cheniere Partners GP. This non-economic voting interest in GP Holdco allows us to control the appointment of four of the eleven members to the board of directors of Cheniere Partners GP to oversee the operations of Cheniere Partners. Cheniere owns the sole share entitled to vote in the election of our directors (the “Director Voting Share”). If Cheniere relinquishes the Director Voting Share, which it may do in its sole discretion, or ceases to own greater than 25% of our outstanding shares, our non-economic voting interest in GP Holdco would be extinguished and we would cease to control GP Holdco. Cheniere may, at any time and without our consent, relinquish the Director Voting Share, which would cause our non-economic voting interest in GP Holdco to be

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

extinguished. Because Cheniere may relinquish the Director Voting Share at any time and we have no variable interest in GP Holdco, we have determined that we cannot consolidate Cheniere Partners and must account for our investment in the Cheniere Partners units that we own using the equity method of accounting.

We record our share of Cheniere Partners’ net income (loss) in the period in which it is earned. The difference between our reported zero investment in Cheniere Partners as of both December 31, 2015 and 2014 and our ownership in Cheniere Partners’ reported net assets, excluding the beneficial conversion feature associated with the Class B units as reported by Cheniere Partners, was due primarily to suspended losses and equity gains from Cheniere Partners’ sales of common units that were not recognized by us.

The equity method of accounting requires that our investment in Cheniere Partners be shown in our Consolidated Balance Sheets as a single amount. Our initial investment in Cheniere Partners is recognized at cost, and this carrying amount is increased or decreased to recognize our share of income or loss of Cheniere Partners after the date of our initial investment in the Cheniere Partners units. As a result of our historical negative investment in Cheniere Partners and because we are not obligated to fund losses, we had a zero investment balance in Cheniere Partners as of both December 31, 2015 and 2014 and had suspended the use of the equity method for additional losses. After giving effect to our equity ownership in Cheniere Partners as though we had acquired the Cheniere Partners units we owned as a result of a merger of entities under common control, we had suspended losses of approximately $789 million and $530 million as of December 31, 2015 and 2014, respectively. Additional equity method losses that we incur increase the suspended loss amount.

Due to our zero investment balance in, and suspended losses of, Cheniere Partners as of both December 31, 2015 and 2014, we have historically and will continue to recognize distributions that we receive as a gain on our Consolidated Statements of Operations and a corresponding entry will be made to increase the suspended loss account. Only upon recovery of all suspended losses through future earnings will equity income be reported on our Consolidated Statements of Operations and future distributions reduce the carrying amount of our investment in Cheniere Partners.

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Dividends

Within ten business days after we receive a distribution on the Cheniere Partners units, we will declare dividends on our shares of the cash that we receive as distributions in respect of the Cheniere Partners units, less income taxes and any reserves established by our Board of Directors (our “Board”) to pay expenses and amounts due under the Services Agreement, to service and reduce indebtedness that we may incur and for company purposes, in each case as permitted by our LLC Agreement.

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

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 3—CAPITALIZATION

Cheniere Holdings’ authorized capital structure consists of common shares and the Director Voting Share. No owner of Cheniere Holdings shall be liable for Cheniere Holdings’ debts, liabilities or obligations beyond such owner’s capital contribution. At December 31, 2015, our issued capitalization consisted of 231.7 million common shares, of which 185.6 million common shares were owned by Cheniere and its affiliates and 46.1 million common shares were owned by the public, and one Director Voting Share owned by Cheniere. We are authorized to issue an unlimited number of common shares. Additional classes or series of securities may be created with the approval of our Board, provided that any such additional class or series must be approved by a vote of holders of a majority of our outstanding shares.

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

Class B Units

We own 45,333,334 Class B units. The Class B units are not entitled to receive cash distributions except in the event of a liquidation of Cheniere Partners, a merger, consolidation or other combination of Cheniere Partners with another person or the sale of all or substantially all of the assets of Cheniere Partners. The Class B units are subject to conversion, mandatorily or at the option of the holders of the Class B units under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. On a quarterly basis beginning on the initial purchase date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter, subject to additional upward adjustment for certain equity and debt financings. As of December 31, 2015, the accreted conversion ratio of the Class B units owned by us and Blackstone CQP Holdco was 1.62 and 1.59, respectively. We expect the Class B units to mandatorily convert into common units within 90 days of the substantial completion date of Train 3, which we currently expect to be prior to April 30, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table (amounts in thousands) illustrates the number of common units into which the Class B units held by us and Blackstone CQP Holdco would convert at the dates specified below and our and Blackstone CQP Holdco’s percentage ownership of then outstanding Cheniere Partners units, assuming that none of the outstanding Class B units are optionally converted prior to the dates set forth in the table and that no additional limited partner interests are issued by Cheniere Partners prior to such dates:

	December 31, 2016	December 31, 2017	December 31, 2018	July 9, 2019
Cheniere Holdings:
Number of Common Units	84,357	96,792	110,060	119,362
Percentage Ownership	49.4%	47.9%	46.5%	45.8%
Blackstone CQP Holdco:
Number of Common Units	182,881	209,782	240,640	258,550
Percentage Ownership (1)	39.0%	41.2%	43.3%	44.4%

(1)
This percentage ownership is based solely upon the conversion of Class B units and does not include any common units that may be deemed to be beneficially owned by Blackstone Group, an affiliate of Blackstone CQP Holdco. Based on information from a Schedule 13D/A filed by Blackstone Group and related parties with the SEC on January 15, 2016, Blackstone Group may be deemed to beneficially own 3,758,003 common units.

NOTE 5—SUMMARIZED FINANCIAL INFORMATION FOR CHENIERE PARTNERS

Our consolidated operating results and financial condition are dependent on the performance of Cheniere Partners. The following tables are summarized Consolidated Statements of Operations and Consolidated Balance Sheets information for Cheniere Partners. Additional information on Cheniere Partners’ operating results and financial position are contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.

Summarized Cheniere Partners Consolidated Statements of Operations Information
(in thousands)
	Year Ended December 31,
	2015	2014	2013
Revenues (including transactions with affiliates)	$270,028	$268,698	$268,191
Operating costs and expenses (including transactions with affiliates)	(266,986)	(268,183)	(300,877)
Other expense	(321,933)	(410,551)	(225,431)
Net loss	$(318,891)	$(410,036)	$(258,117)

Summarized Cheniere Partners Consolidated Balance Sheets Information
(in thousands)
	December 31,	December 31,
	2015	2014
Current assets	$493,475	$486,520
Non-current assets	12,502,852	9,900,995
Total assets	$12,996,327	$10,387,515

Current liabilities	$2,065,835	$214,756
Non-current liabilities	10,217,561	9,042,030
Partners’ equity	712,931	1,130,729
Total liabilities and partners’ equity	$12,996,327	$10,387,515

NOTE 6—RELATED PARTY TRANSACTIONS

Services Agreement

We, Cheniere and Cheniere Terminals, a wholly owned subsidiary of Cheniere, entered into a services agreement (the “Services Agreement”) pursuant to which we pay Cheniere a fixed fee of $1.0 million per year (payable quarterly in installments

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

of $250,000 per quarter, in arrears), subject to adjustment for inflation, for certain general and administrative services, including the services of our directors and officers who are also directors and officers of Cheniere. In addition, we pay directly for, or reimburse Cheniere for, certain third-party general and administrative expenses incurred. Cheniere also provides us with cash management services, including treasury services with respect to the payment of dividends and allocation of reserves for taxes. Under the Services Agreement, we recorded general and administrative expense—affiliate of $1.0 million during each of the years ended December 31, 2015 and 2014 and $39,000 during the period from July 29, 2013 (date of inception) through December 31, 2013, respectively.

The Services Agreement has a term of one year and automatically renews for additional one-year terms unless notice of nonrenewal is provided by any party to the agreement at least 90 days prior to the next renewal date. Upon the occurrence of certain events resulting in the separation of us and Cheniere, our officers and directors who are also directors and officers of Cheniere would resign. Within 60 days after such a separation event, we may provide notice to Cheniere to terminate the Services Agreement, and the Services Agreement will terminate 90 days after the delivery date of the notice. If we provide notice to terminate at any time after such a separation event, we may request that Cheniere continue to provide services to us for a period of up to six months from the termination notice date.

Tax Sharing Agreement

We have entered into a Tax Sharing Agreement (the “Tax Sharing Agreement”) with Cheniere that governs the respective rights, responsibilities and obligations of Cheniere and us with respect to tax attributes, tax liabilities and benefits, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. Under the terms of the Tax Sharing Agreement, for each period in which we or any of our subsidiaries are consolidated or combined with Cheniere for purposes of any tax return, Cheniere will prepare a pro forma tax return for us as if we filed our own consolidated, combined or unitary income tax return, which includes an initial deemed NOL carryforward amount. We will be required to reimburse Cheniere for any taxes shown on such pro forma tax returns.

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

NOTE 7—INCOME TAXES

The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,		Period from July 29, 2013 (Date of Inception) Through December 31, 2013
	2015	2014
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State tax rate	—%	—%	8.0%
Valuation allowance	(42.4)%	(40.3)%	(43.0)%
Disallowed interest from investment in limited partnership	5.2%	5.3%	—%
Other	2.2%	—%	—%
Effective tax rate as reported	—%	—%	—%

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Significant components of our deferred tax assets and liabilities at December 31, 2015 and 2014 are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets
NOL carryforwards
Federal	$516,656	$423,824
State	155,395	133,883
Other	2,342	1,623
Total deferred tax assets	674,393	559,330

Deferred tax liabilities
Investment in limited partnership	(402,484)	(272,681)
Other	—	(7,118)
Total deferred tax liabilities	(402,484)	(279,799)

Net deferred tax assets	271,909	279,531
Less: net deferred tax asset valuation allowance	(271,909)	(279,531)
Total net deferred tax asset	$—	$—

The federal deferred tax assets presented above do not include the state tax benefits as our net deferred state tax assets are offset with a full valuation allowance.

At December 31, 2015, we had federal and state NOL carryforwards of approximately $1.5 billion and $1.9 billion, respectively. These NOL carryforwards will expire between 2025 and 2035.

Due to our history of NOLs, current year NOLS and significant risk factors related to our ability to generate taxable income, we have established a valuation allowance to fully offset our federal and state net deferred tax assets as of December 31, 2015 and our total net deferred tax assets as of 2014.  We will continue to evaluate our ability to release the valuation allowance in the future. The decrease in the net deferred tax asset valuation allowance was $7.6 million for the year ended December 31, 2015. Deferred tax assets and deferred tax liabilities are classified as non-current in our Consolidated Balance Sheets.

Changes in the balance of unrecognized tax benefits are as follows (in thousands):

	Year Ended December 31,
	2015	2014
Balance at beginning of period	$10,314	$10,314
Additions based on tax positions related to current year	—	—
Additions for tax positions at formation	—	—
Reductions for tax positions of prior years	—	—
Settlements	—	—
Balance at end of the period	$10,314	$10,314

Our effective tax rate will not be affected if the unrecognized federal income tax benefits provided above were recognized. Currently, we do not recognize any accrued liabilities, interest and penalties associated with the unrecognized tax benefits provided above in our Consolidated Statements of Operations or our Consolidated Balance Sheets. We recognize interest and penalties related to income tax matters as part of income tax expense.

We have entered into a Tax Sharing Agreement with Cheniere as discussed in Note 6—Related Party Transactions. Any amounts due to Cheniere under the Tax Sharing Agreement in excess of our income tax provision calculated on a hypothetical carve-out basis will be recorded as an equity distribution.

Our taxable income or loss is included in the consolidated federal income tax return of Cheniere. Cheniere experienced an ownership change within the provisions of Internal Revenue Code (“IRC”) Section 382 in 2008, 2010 and 2012. An analysis of the annual limitation on the utilization of Cheniere’s NOLs was performed in accordance with IRC Section 382.  It was determined that IRC Section 382 will not limit the use of Cheniere’s NOLs in full over the carryover period.  Cheniere will continue to monitor

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

trading activity in its respective shares which may cause an additional ownership change which could ultimately affect our ability to fully utilize Cheniere’s existing tax NOL carryforwards.

NOTE 8—DISTRIBUTIONS RECEIVED AND DIVIDENDS PAID

The following provides a summary of distributions received from Cheniere Partners during period from the date of inception on July 29, 2013 through December 31, 2015:

Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Total Distribution Received (in thousands)
October 23, 2015	July 1 - September 30, 2015	$0.425	$5,084
August 14, 2015	April 1 - June 30, 2015	0.425	5,084
May 15, 2015	January 1 - March 31, 2015	0.425	5,084
February 13, 2015	October 1 - December 31, 2014	0.425	5,084

November 14, 2014	July 1 - September 30, 2014	$0.425	$5,084
August 14, 2014	April 1 - June 30, 2014	0.425	5,084
May 15, 2014	January 1 - March 31, 2014	0.425	5,084
February 14, 2014	October 1 - December 31, 2013	0.425	5,084

On January 22, 2016, the board of directors of Cheniere Partners GP declared a cash distribution of $0.425 per common unit with respect to the fourth quarter of 2015. The distribution attributable to our interest in Cheniere Partners, totaling $5.1 million, was paid to us on February 12, 2016. We have used these distributions from Cheniere Partners to establish cash reserves to pay general and administrative expenses (including affiliate) and to pay dividends.

The following provides a summary of dividends paid by us from the date of inception on July 29, 2013 through December 31, 2015:

Date Paid	Period Covered by Dividend	Dividend Per Share	Total Dividend Paid (in thousands)
November 30, 2015	July 1 - September 20, 2015	$0.020	$4,634
August 28, 2015	April 1 - June 30, 2015	0.020	4,634
May 29, 2015	January 1 - March 31, 2015	0.020	4,634
February 27, 2015	October 1 - December 31, 2014	0.019	4,402

December 1, 2014	July 1 - September 20, 2014	$0.019	$4,402
August 28, 2014	April 1 - June 30, 2014	0.019	4,402
May 30, 2014	January 1 - March 31, 2014	0.019	4,402
March 3, 2014	October 1 - December 31, 2013	0.017	3,940

On February 9, 2016, our Board declared a cash dividend of $0.020 per common share with respect to the fourth quarter of 2015. The dividend, totaling $4.6 million, will be paid by us on February 29, 2016.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 9—RECENT ACCOUNTING STANDARDS

The following table provides a brief description of recent accounting standards that had not yet been adopted by the Company as of December 31, 2015:

Standard	Description	Expected Date of Adoption	Effect on our Consolidated Financial Statements or Other Significant Matters
ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
The standard requires an entity’s management to evaluate, for each reporting period, whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. Additional disclosures are required if management concludes that conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. Early adoption is permitted.
		December 31, 2016	The adoption of this guidance is not expected to have an impact on our Consolidated Financial Statements or related disclosures.
ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis
This amendment primarily affects asset managers and reporting entities involved with limited partnerships or similar entities, but the analysis is relevant in the evaluation of any reporting organization’s requirement to consolidate a legal entity. This guidance changes (1) the identification of variable interests, (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. This guidance may be early adopted, and may be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption.
		January 1, 2016	The adoption of this guidance is not expected to have an impact on our Consolidated Financial Statements or related disclosures.

Additionally, the following table provides a brief description of a recent accounting standard that was adopted by the Company during the reporting period:

Standard	Description	Date of Adoption	Effect on our Consolidated Financial Statements or Other Significant Matters
ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes
This standard requires all deferred tax assets and liabilities to be classified as non-current on the balance sheet instead of separating them between current and non-current. This guidance may be adopted either prospectively or retrospectively.
December 31, 2015
We early adopted this guidance in the quarterly period ended December 31, 2015 on a prospective basis. There was no impact on our Consolidated Financial Statements or related disclosures upon adoption of this standard.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
SUMMARIZED QUARTERLY FINANCIAL DATA
(unaudited)

Summarized Quarterly Financial Data—(in thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2015:
Equity income from investment in Cheniere Partners	$5,084	$5,085	$5,084	$5,085
Net income	4,552	4,509	4,556	4,556

Net income per common share—basic and diluted (1)	$0.02	$0.02	$0.02	$0.02

Year ended December 31, 2014:
Equity income from investment in Cheniere Partners	$5,084	$5,085	$5,084	$5,085
Net income	4,382	4,563	4,631	4,565

Net income per common share—basic and diluted (1)	$0.02	$0.02	$0.02	$0.02

(1)
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

Based on their evaluation as of the end of the fiscal year ended December 31, 2015, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (1) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Pursuant to Section 13(r) of the Exchange Act, if during the fiscal year ended December 31, 2015, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our annual report on Form 10-K as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During the fiscal year ended December 31, 2015, we did not engage in any transactions with Iran or with persons or entities related to Iran.

Blackstone CQP Holdco, an affiliate of Blackstone Group, is a holder of more than 29% of the outstanding equity interests of Cheniere Partners and has three representatives on the Board of Directors of Cheniere Partners GP. Accordingly, Blackstone Group may be deemed an “affiliate” of Cheniere Partners, as that term is defined in Exchange Act Rule 12b-2. During the year ended December 31, 2015, Blackstone Group has included in its quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2015, June 30, 2015 and September 30, 2015 disclosures pursuant to ITRA regarding two of its portfolio companies that may be deemed to be affiliates of Blackstone Group. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, these portfolio companies of Blackstone Group, through Blackstone Group’s ownership of Cheniere Partners, may also be deemed to be affiliates of ours. We have not independently verified the disclosure described in the following paragraphs.

Blackstone Group has reported that Hilton Worldwide Holdings Inc. (“Hilton”) has engaged in the following activity during the fiscal quarter ended September 30, 2015: an Iranian governmental delegation stayed at the Transcorp Hilton Abuja for one night. The stays were booked and paid for by the government of Nigeria. The hotel received revenues of approximately $5,320 from these dealings, and net profit to Hilton from these dealings was approximately $495, as reported by Blackstone Group. The gross revenues and net profits attributable to such activities by Hilton during the fiscal year ended December 31, 2015 have not been reported by Hilton. Hilton believes that the hotel stays were exempt from the Iranian Transactions and Sanctions Regulations, 31 C.F.R. Part 560, pursuant to the International Emergency Economic Powers Act (“IEEPA”) and under 31 C.F.R. Section 560.210 (d). Blackstone Group has reported that the Transcorp Hilton Abuja intends to continue engaging in future similar transactions to the extent they remain permissible under applicable laws and regulations.

Blackstone Group has reported that Travelport Limited (“Travelport”) has engaged in the following activities: as part of its global business in the travel industry, Travelport provides certain passenger travel related Travel Commerce Platform and Technology Services to Iran Air. Travelport also provides certain airline Technology Services to Iran Air Tours. The gross revenues and net profits attributable to such activities by Travelport during the fiscal year ended December 31, 2015 have not been reported by Travelport; the gross revenues and net profits attributable to such activities by Travelport during the first nine months of 2015 were reported by Travelport to be approximately $435,000 and $307,000, respectively. Blackstone Group has informed us that Travelport intends to continue these business activities with Iran Air and Iran Air Tours as such activities are either exempt from applicable sanctions prohibitions or specifically licensed by the Office of Foreign Assets Control.

In our Form 10-Q reports for the quarterly periods ended on March 31, 2015, June 30, 2015 and September 30, 2015, we disclosed, under “Item 5. Other Information—Compliance Disclosure” in each such report, as amended, activities as required by Section 13(r) of the Exchange Act as transactions or dealings with the government of Iran that have not been specifically authorized by a U.S. federal department or agency. Such disclosures are incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management of Cheniere Energy Partners LP Holdings, LLC

Our business and affairs are managed by our Board. Our current directors are Neal A. Shear, R. Keith Teague, Michael J. Wortley, Meg A. Gentle, Don A. Turkleson, Johnathan S. Gross and Zurab S. Kobiashvili. Our Board has determined Messrs. Turkleson, Gross and Kobiashvili to be independent. All of our directors have been and are elected annually by, and may be removed by, Cheniere (as the holder of the Director Voting Share).
Because we are a controlled company under NYSE MKT rules, we are not required to have (and have elected not to have) a board of directors composed of a majority of independent members. Our Board is generally required to have at least three independent directors serving at all times.
Our Board has appointed Mr. Shear as our Chairman of the Board and Interim Chief Executive Officer and President effective December 13, 2015, replacing our former Chairman of the Board, Chief Executive Officer and President, Charif Souki. Our Board has appointed Mr. Wortley as our Chief Financial Officer. Executive officers are appointed for one-year terms.
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
The audit committee assists our Board in its oversight of the integrity of our Financial Statements and our compliance with legal and regulatory requirements and company policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all audit services and related fees and the terms thereof and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has been given unrestricted access to the audit committee. Our audit committee charter is posted at http://www.cheniere.com/about-us/cheniere-holdings/governance-and-ethics/audit-committee-cheniere-holdings/.
Other Committees
We do not have a nominating committee. This is permitted under NYSE MKT rules because we are a controlled company (as a result of Cheniere holding approximately 80% of our common shares and the Director Voting Share). Holders of our common shares are not presently entitled to elect our Board.
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
Directors and Executive Officers
The following sets forth information, as of February 12, 2016, regarding the individuals who currently serve as directors and executive officers of Cheniere Holdings. Mr. Shear has served as our Interim Chief Executive Officer and President and

Chairman of the Board since December 13, 2015. Messrs. Teague and Turkleson and Ms. Gentle have served as directors since 2013. Messrs. Wortley, Gross and Kobiashvili were elected as directors in 2014.

Name	Age	Position with Our Company
Neal A. Shear	61	Chairman of the Board, Interim Chief Executive Officer and President
Michael J. Wortley	39	Director and Chief Financial Officer
Meg A. Gentle	41	Director
R. Keith Teague	51	Director
Don A. Turkleson	61	Director
Jonathan S. Gross	57	Director
Zurab S. Kobiashvili	73	Director

Neal A. Shear is our Chairman of the Board, Interim Chief Executive Officer and President. Mr. Shear serves as director, Interim Chief Executive Officer and President of Cheniere. He also serves as Chairman of the Board and Interim Chief Executive Officer of Cheniere Partners GP. He is also Interim Chief Executive Officer of SPL and Interim Chief Executive Officer and Manager of the general partner of SPLNG. Mr. Shear is currently a partner of Silverpeak Partners LP, a private investment company. Mr. Shear was the Chief Executive Officer of Higgs Capital Management, a commodity focused hedge fund until September 2014. Prior to Higgs Capital Management, Mr. Shear served as Global Head of Securities at UBS Investment Bank from January 2010 to March of 2011. From May 2008 to December 2009, Mr. Shear was a Partner at Apollo Global Management, LLC, where he served as the Head of the Commodities Division. Prior to Apollo Global Management, Mr. Shear spent 26 years at Morgan Stanley serving in various roles including Head of the Commodities Division, Global Head of Fixed Income, Co-Head of Institutional Sales and Trading and Chair of the Commodities Business. He currently serves on the Advisory Board of Green Key Technologies, a financial Voice over Internet Protocol (VoIP) technology company. Mr. Shear received a B.S. from the University of Maryland, Robert H. Smith School of Business Management in 1976 and an M.B.A. from Cornell University, Johnson School of Business in 1978. It was determined that Mr. Shear should serve as one of our directors because he is the Interim Chief Executive Officer of Cheniere, Cheniere Partners GP, SPL and the general partner of SPLNG.
Michael J. Wortley is a member of our Board. He has served as our Chief Financial Officer since January 2014. Mr. Wortley has been Senior Vice President and Chief Financial Officer of Cheniere since January 2014. Prior to January 2014, he served as Vice President-Strategy and Risk of Cheniere since January 2013. Prior to January 2013, he served as Vice President-Business Development of Cheniere and President of Corpus Christi Liquefaction, LLC, a wholly owned subsidiary of Cheniere, since September 2011. Prior to September 2011, Mr. Wortley served as Cheniere’s Vice President-Strategic Planning since January 2009 and Manager-Strategic New Business since August 2007. Prior to joining Cheniere in February 2005, Mr. Wortley spent five years in oil and gas corporate development, mergers, acquisitions and divestitures with Anadarko Petroleum Corporation, a publicly traded oil and gas exploration and production company. Mr. Wortley began his career as an Internal Auditor with Union Pacific Resources Corporation, a publicly traded oil and gas exploration and production company subsequently acquired by Anadarko. Mr. Wortley is currently a director and the Senior Vice President and Chief Financial Officer of Cheniere Partners GP. Mr. Wortley is also Chief Financial Officer of the general partner of SPLNG and a manager and Chief Financial Officer of SPL. Mr. Wortley received a B.B.A. in Finance from Southern Methodist University. It was determined that Mr. Wortley should serve as one of our directors because of his experience with finance in the energy industry. Mr. Wortley has not held any other directorship positions in the past five years.
Meg A. Gentle is a member of our Board. Ms. Gentle is also a director of Cheniere Partners GP. In addition, Ms. Gentle has served as Executive Vice President-Marketing of Cheniere since February 2014 and served as Senior Vice President-Marketing of Cheniere from June 2013 to February 2014. She previously served as Senior Vice President and Chief Financial Officer of Cheniere and Cheniere Partners GP from March 2009 to June 2013 and Senior Vice President of Cheniere Partners GP from June 2008 to March 2009. She served as Senior Vice President-Strategic Planning and Finance for Cheniere from February 2008 to March 2009. Prior to that time, she served as Cheniere’s Vice President of Strategic Planning since September 2005 and Manager of Strategic Planning since June 2004. Prior to joining Cheniere, Ms. Gentle spent eight years in energy market development, economic evaluation and long-range planning. She conducted international business development and strategic planning for Anadarko Petroleum Corporation, an oil and natural gas exploration and production company, for six years and energy market analysis for Pace Global Energy Services, an energy management and consulting firm, for two years. Ms. Gentle received her B.A. in economics and international affairs from James Madison University and an M.B.A. from Rice University. It was determined that Ms. Gentle should serve as one of our directors because of her experience with strategic planning and finance in the energy industry and because of the perspective she brings as the former Chief Financial Officer of Cheniere, Cheniere Partners GP and the general partner of SPLNG. Ms. Gentle has not held any other directorship positions in the past five years.

R. Keith Teague is a member of our Board. He has served as Executive Vice President-Asset Group of Cheniere since February 2014 and served as Senior Vice President-Asset Group of Cheniere from April 2008 to February 2014. Prior to April 2008, he served as Vice President-Pipeline Operations since May 2006. Mr. Teague has also served as President of CQH Holdings Company, LLC (formerly known as Cheniere Pipeline Company), a wholly owned subsidiary of Cheniere since January 2005. In addition, Mr. Teague is President and a director of SPL. He is also a director, President and Chief Operating Officer of Cheniere Partners GP- since June 2008. Mr. Teague is also President of the general partner of SPLNG and is responsible for the development, construction and operation of Cheniere’s LNG terminal and pipeline assets. Mr. Teague began his career with Cheniere in February 2004 as Director of Facility Planning. Prior to joining Cheniere, Mr. Teague served as the Director of Strategic Planning for the CMS Panhandle Companies from December 2001 until September 2003. He began his career with Texas Eastern Transmission Corporation where he managed pipeline operations and facility expansion. Mr. Teague received a B.S. in civil engineering from Louisiana Tech University and an M.B.A. from Louisiana State University. With Mr. Teague’s knowledge and expertise relating to the Sabine Pass LNG terminal and his involvement with Cheniere Partners GP, it was determined that he should serve as one of our directors. Mr. Teague has not held any other directorship positions in the past five years.
Don A. Turkleson is the Chairman of our Audit Committee. From April 2012 until his retirement in April 2015, he served as the Vice President and Chief Financial Officer of Gulf Coast Energy Resources, LLC, a privately held energy exploration and production company. From January 2010 to April 2012, he served as the Chief Financial Officer of Laurus Energy, Inc., a privately held underground coal gasification company. He served as Senior Vice President and Chief Financial Officer of Cheniere Partners GP from November 2006 to March 2009 and was a member of the board of directors of Cheniere Partners GP from its formation in November 2006 until September 2012. He became Senior Vice President of Cheniere in May 2004, and served as Treasurer and Secretary of Cheniere until December 2004 and September 2006, respectively. He served as Senior Vice President and Chief Financial Officer of Cheniere through March 2009. Prior to joining Cheniere in 1997, Mr. Turkleson was employed by PetroCorp Incorporated from 1983 to 1996, as Controller until 1986 and then as Vice President-Finance, Secretary and Treasurer. From 1975 to 1983, he worked as a Certified Public Accountant in the natural resources division of Arthur Andersen & Co. in Houston. Mr. Turkleson received a B.S. in accounting from Louisiana State University. Mr. Turkleson is a director and past Chairman of the Board of Neighborhood Centers, Inc., a nonprofit organization. From November 2013 until the partnership was sold in July 2015, he served on the board of directors of the general partner of QEP Midstream Partners, L.P., a publicly traded master limited partnership formed to own, acquire and develop midstream assets. In addition, he served on the board of directors and as the Chairman of the Audit Committee of the board of directors of Miller Energy Resources, Inc., a publicly traded oil and natural gas exploration, production and drilling company, from January 2011 to April 2014. It was determined that Mr. Turkleson should serve as one of our directors because of his background and experience in the energy industry and his background as a Certified Public Accountant.
Jonathan S. Gross is a member of our Audit Committee. Mr. Gross is currently an oil and gas consultant. Since June 2009, his company, Jexco LLC, has provided upstream exploration geological and geophysical technical services for clients with projects in domestic and international basins and advises on information technology (“IT”) matters. From June 2010 to January 2011, Mr. Gross served as Senior Vice President of Energy Partners, Ltd. (now EPL Oil & Gas, Inc.), a public exploration and production company. From July 2008 to April 2009, he served as Chief Operating Officer for Houston Exploration Services, Inc., a subsidiary of Kuwait Energy Company, a private exploration and production company based in Kuwait. Mr. Gross served as Vice President-Exploration for Cheniere from 2000 to May 2004 when he became Senior Vice President-Exploration with responsibilities for its domestic exploration program and international LNG sourcing through April 2008. Mr. Gross was also in charge of Cheniere’s IT department until 2005. Prior to joining Cheniere in June 1999, Mr. Gross worked for Zydeco Energy, Inc. from January 1998 to May 1999, and Amoco Production Company as a technical contributor and team leader from 1981 to 1998. Mr. Gross received his Bachelor of Arts in Geophysical Science from the University of Chicago in 1981. He is a member of the Society of Exploration Geophysicists, the Houston Geological Society and the American Association of Petroleum Geologists where he is a Certified Geologist. It was determined that Mr. Gross should serve as one of our directors because of his background and experience in the energy industry and IT matters. From April 2010 to July 2012, Mr. Gross served on the board of directors of Miller Energy Resources, Inc., a publicly traded oil and gas exploration and production company, where he was Chairman of the Nominating and Corporate Governance Committee.

Zurab S. Kobiashvili is a member of our Audit Committee. Mr. Kobiashvili served as Senior Vice President and General Counsel of Cheniere from 2004 until his retirement in February 2009. Prior to joining Cheniere, Mr. Kobiashvili was employed by Apache Corporation, a publicly traded global exploration and production company, initially as Vice President and General Counsel, beginning in 1994, and then as Senior Vice President and General Counsel. Prior to Apache Corporation, Mr. Kobiashvili served initially as a consultant and subsequently as an officer and General Counsel of a number of public and private companies involved in the oil and gas exploration and production industry and in the development and operation of cogeneration power facilities. Mr. Kobiashvili earned a degree in physics from Brown University and received his law degree from the University of Virginia. It was determined that Mr. Kobiashvili should serve as one of our directors because of his background as a senior executive and General Counsel for a number of public and private companies involved in the energy industry. Mr. Kobiashvili has not held any other directorship positions in the past five years.

Code of Ethics
Our Code of Business Conduct and Ethics covers a wide range of business practices and procedures and furthers our fundamental principles of honesty, loyalty, fairness and forthrightness. The Code of Business Conduct and Ethics was approved by our Board. Our Code of Business Conduct and Ethics, which is applicable to all directors, officers and employees of the Company, is posted at http://www.cheniere.com/about-us/cheniere-holdings/governance-and-ethics/. We also intend to post any changes to or waivers of our Code of Business Conduct and Ethics for our executive officers on this website.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16 of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from our directors and executive officers (or otherwise based on our knowledge), we believe that all Section 16(a) filing requirements were met during 2015 in a timely manner.

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

Neal A. Shear
R. Keith Teague
Meg A. Gentle
Don A. Turkleson
Michael J. Wortley
Jonathan S. Gross
Zurab S. Kobiashvili

Compensation Committee Interlocks and Insider Participation
As discussed above, our Board does not have a compensation committee. If any compensation is to be paid to our officers by Cheniere Holdings, the compensation would be reviewed and approved by our entire Board because they perform the functions of a compensation committee in the event such committee is needed. Other than Mr. Shear who served as Chairman of the compensation committee of Cheniere, none of our directors or executive officers served as a member of a compensation committee of another entity that has or has had an executive officer who served as a member of our Board during 2015.
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
The table below summarizes the compensation we paid to our directors for service on our Board for the fiscal year ended December 31, 2015:

Name	Fees Earned or Paid in Cash
Neal A. Shear (1)	$—
Charif Souki (2)	—
R. Keith Teague (3)	—
Michael J. Wortley (3)	—
Meg A. Gentle (3)	—
Don A. Turkleson	200,000
Jonathan S. Gross	200,000
Zurab S. Kobiashvili	200,000

(1)
Mr. Shear has served as our Chairman of the Board and Interim Chief Executive Officer and President since December 13, 2015. Mr. Shear has served as an executive officer of Cheniere since December 12, 2015.

(2)
Mr. Souki served as our Chairman of the Board, Chief Executive Officer and President from July 2013 until December 13, 2015. Mr. Souki served as an executive officer of Cheniere from January 1 until December 12, 2015.

(3)	Messrs. Wortley and Teague and Ms. Gentle served as executive officers of Cheniere during fiscal year 2015.

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

As of February 12, 2016, there were 231,700,000 common shares outstanding.

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
Owners of More than Five Percent of Outstanding Shares

The following table shows the beneficial owner known by us to own more than five percent of our common shares as of February 12, 2016.

Name of Beneficial Owner	Common Shares Beneficially Owned	Percentage of Common Shares Beneficially Owned
Cheniere Energy, Inc. (1)	185,600,000	80.1%

(1)	Cheniere also owns the Director Voting Share of Cheniere Holdings.

Directors and Executive Officers

The following table sets forth the beneficial ownership of our common shares outstanding as of February 12, 2016 and held by each director, executive officer and all directors and executive officers as a group. On February 12, 2016, the directors and executive officers of Cheniere Holdings beneficially owned none of our common shares.
The table also presents the ownership of common units of Cheniere Partners and shares of common stock of Cheniere owned of record or beneficially as of February 12, 2016, by each director, named executive officer and all of our directors and executive officers as a group. As of February 12, 2016, Cheniere owned approximately 80% of our common shares. As of February 12, 2016, Cheniere Holdings owned 11,963,488 of Cheniere Partners’ common units (approximately 21%), 45,333,334 of Cheniere Partners’ Class B units (approximately 31%) and 135,383,831 of its subordinated units (100%); on an aggregate basis, we owned approximately 56% of Cheniere Partners’ common, Class B and subordinated units.

	Cheniere Energy Partners LP Holdings, LLC		Cheniere Energy Partners, L.P.			Cheniere Energy, Inc.
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class	Amount and Nature of Beneficial Ownership (1)		Percent of Class	Amount and Nature of Beneficial Ownership		Percent of Class
Neal A. Shear (2)	—	—	—		—	45,027		*
Charif Souki (3)	—	—	400,100	(4)	1%	2,983,026		1%
R. Keith Teague	—	—	—		—	613,158		*
Meg A. Gentle	—	—	8,035		*	1,351,907		1%
Michael J. Wortley	—	—	5,000		*	422,005	(5)	*
Don A. Turkleson	—	—	25,000		*	74,593		*
Jonathan S. Gross	—	—	7,500		*	25,500		*
Zurab S. Kobiashvili	—	—	1,100		*	—		—
All directors and executive officers as a group (8 persons)	—	—	446,735		1%	5,515,216		2%

*    Less than 1%

(1)	None of Cheniere Holdings’ directors or executive officers owned any units of Cheniere Partners other than common units.

(2)	Mr. Shear has served as our Chairman of the Board and Interim Chief Executive Officer and President since December 13, 2015.

(3)	Mr. Souki served as our Chairman of the Board, Chief Executive Officer and President from July 2013 until December 13, 2015.

(4)	Includes 400,100 units held by Mr. Souki’s wife.

(5)	Includes 1,500 shares issuable upon exercise of currently exercisable stock options held by Mr. Wortley.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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
Relationship to Cheniere
Services Agreement
We, Cheniere and Cheniere Terminals, a wholly owned subsidiary of Cheniere, entered into a services agreement (the “Services Agreement”) pursuant to which we pay Cheniere a fixed fee of $1.0 million per year (payable in quarterly installments of $250,000 per quarter, in arrears), subject to adjustment for inflation, for certain general and administrative services, including the services of our directors and officers who are also directors and officers of Cheniere. In addition, we pay directly for, or reimburse Cheniere for, certain third-party general and administrative expenses incurred. Cheniere also provides us with cash management services, including treasury services with respect to the payment of dividends and allocation of reserves for taxes. These cash management services are intended to optimize the use of our cash on hand and to reduce the likelihood of a change in the amount of any dividend paid to our shareholders across periods other than as a result of any change in the amount of distributions paid by Cheniere Partners. Finally, Cheniere has granted us a license to utilize its trademarks for so long as we hold Cheniere Partners units. Under the Services Agreement, we recorded general and administrative expense—affiliate of $1.0 million during the year ended December 31, 2015.
The Services Agreement has a term of one year and automatically renews for additional one-year terms unless notice of nonrenewal is provided by any party to the agreement at least 90 days prior to the next renewal date. Upon a Cheniere Separation Event, our officers and directors who are also directors and officers of Cheniere will resign. Within 60 days after a Cheniere Separation Event, we may provide notice to Cheniere to terminate the Services Agreement, and the Services Agreement will terminate 90 days after the delivery date of the notice. If we provide notice to terminate at any time after a Cheniere Separation

Event, we may request that Cheniere continue to provide services to us for a period of up to six months from the termination notice date.
If Cheniere (1) becomes bankrupt, insolvent, dissolves or ceases its business, (2) ceases to provide all services required to be performed by it under the Services Agreement for 10 consecutive days or (3) materially fails to perform its obligations under the Services Agreement which continues uncured for 75 days after Cheniere’s receipt of notice of such failure from us, then we will have the right to terminate the Services Agreement, obtain specific performance, perform or cause to be performed Cheniere’s obligations under the Services Agreement and pursue any and all other remedies available at law or in equity. If we (1) become bankrupt, insolvent, dissolve or cease our business, (2) materially fail to perform our obligations under the Services Agreement which continues uncured for 30 days after our receipt of notice of such failure from Cheniere or (3) default in our payment obligations to Cheniere which remains uncured for 30 days after receipt of written notice of such default from Cheniere, then Cheniere shall have the right to terminate the Services Agreement and pursue any and all other remedies available at law or in equity.
Tax Sharing Agreement
We have entered into a Tax Sharing Agreement (the “Tax Sharing Agreement”) with Cheniere that governs the respective rights, responsibilities and obligations of Cheniere and us with respect to tax attributes, tax liabilities and benefits, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. Under the terms of the Tax Sharing Agreement, for each period in which we or any of our subsidiaries are consolidated or combined with Cheniere for purposes of any tax return, Cheniere will prepare a pro forma tax return for us as if we filed our own consolidated, combined or unitary income tax return, which includes an initial deemed NOL carryforward amount. We will be required to reimburse Cheniere for any taxes shown on such pro forma tax returns.
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
Relationship to Cheniere GP Holding Company, LLC
GP Holdco is a limited liability company formed for the purpose of holding a 100% interest in Cheniere Partners GP.
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

Through the participation on the board of directors of Cheniere Partners GP of the individuals appointed by GP Holdco, GP Holdco also oversees, at the board level, the business and operations of Cheniere Partners GP through the receipt of reports on the operations, finances and plans for significant corporate transactions, the ability to act upon such reports, propose and/or approve significant corporate transactions and the ability to otherwise influence the management and policies of Cheniere Partners GP. Furthermore, the individuals appointed by GP Holdco to the board of directors of Cheniere Partners GP are actively involved in the operation and management of Cheniere Partners GP and, through Cheniere Partners GP, Cheniere Partners itself.

The number of directors constituting the board of directors of Cheniere Partners GP is currently eleven. Currently, Cheniere and its affiliates are entitled to appoint four of the eleven members of the board of directors of Cheniere Partners GP, which does not constitute a majority of the board of directors. If, at any time, the number of members of the board of directors of Cheniere Partners GP that Cheniere and its affiliates are entitled to appoint increases, GP Holdco will have the right to appoint those additional members subject to the procedures described in this section.

The members of the board of directors of Cheniere Partners GP that GP Holdco appoints must be approved by a majority of GP Holdco’s board of directors. Because our non-economic voting interest in GP Holdco entitles us to appoint three of the four members of GP Holdco’s board of directors, the directors that we appoint to the board of GP Holdco will have the ability to appoint each member of the board of directors of Cheniere Partners GP that GP Holdco is entitled to appoint.

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

If our non-economic voting interest in GP Holdco is extinguished, Cheniere will be the sole owner of GP Holdco and will be entitled to elect each of the members of the board of directors of GP Holdco. At this time, Cheniere would control the appointment of all of the members of the board of directors of Cheniere Partners GP that Cheniere and its affiliates are entitled to appoint, which is currently four of the eleven board members, and we would not be entitled to appoint any members of the board of directors of Cheniere Partners GP.

Relationship to Cheniere Energy Partners, L.P.

We own common units, Class B units and subordinated units in Cheniere Partners representing approximately 21%, 31% and 100%, respectively, of the units of each such class outstanding. Our ownership of common units, Class B units and subordinated units represents approximately 4%, 13% and 40% of all of the common units, Class B units and subordinated units outstanding on an aggregate basis. As a result of our ownership of GP Holdco, we indirectly control the appointment of four of the eleven members of the board of directors of Cheniere Partners GP as described above under “Relationship to Cheniere GP Holding Company, LLC.” Three of the appointees also will be our directors. Through these appointees, we will be able to oversee the operations of Cheniere Partners GP and Cheniere Partners. If Cheniere relinquishes control of GP Holdco at any time, at its sole discretion, or Cheniere ceases to own 25% of our outstanding shares, our control of GP Holdco would be extinguished and we would cease to control GP Holdco.

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

•
a director who accepts, or has an immediate family member who accepts, any compensation from the Company or any parent or subsidiary of the Company in excess of $120,000 during any twelve consecutive-month period within the three years preceding the determination of independence, other than compensation for board or committee services, or compensation paid to an immediate family member who is a non-executive employee of the Company or any parent or subsidiary of the Company, among other exceptions;

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

KPMG LLP served as our independent auditor for the fiscal year ended December 31, 2015 and 2014. The following table (in thousands) sets forth the fees paid to KPMG LLP for professional services rendered for 2015 and 2014:

	Fiscal 2015	Fiscal 2014
Audit Fees	$260	$569
 Audit Fees—Audit fees for 2015 and 2014 include fees associated with the integrated audit of our annual Consolidated Financial Statements, reviews of our interim Consolidated Financial Statements and services performed in connection with registration statements, including comfort letters and consents.

Audit-Related Fees—There were no audit-related fees in 2015 and 2014.

Tax Fees—There were no tax fees in 2015 and 2014.

Other Fees—There were no other fees in 2015 and 2014.

Auditor Pre-Approval Policy and Procedures

Under the audit committee’s charter, the audit committee is required to review and approve in advance all audit and lawfully permitted non-audit services to be provided by the independent accountants and the fees for such services. Pre-approval of non-audit services (other than review and attestation services) shall not be required if such services fall within exceptions established by the SEC. All audit and non-audit services provided to us during the fiscal years ended December 31, 2015 and 2014 were pre-approved.

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

Exhibit No.	Description
2.1	Contribution and Conveyance Agreement (Incorporated by reference to Exhibit 10.4 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on March 26, 2007)
2.2
Amended and Restated Purchase and Sale Agreement, dated as of August 9, 2012, by and among Cheniere Energy Partners, L.P., Cheniere Pipeline Company, Grand Cheniere Pipeline, LLC and Cheniere Energy, Inc. (Incorporated by reference to Exhibit 10.2 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on August 9, 2012)

3.1
Certificate of Formation of Cheniere Energy Partners LP Holdings, LLC (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-191298), filed on September 20, 2013)

3.2
Amended and Restated Limited Liability Company Agreement of Cheniere Energy Partners LP Holdings, LLC (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-36234), filed on December 18, 2013)

Exhibit No.	Description
3.3	Form of share certificate (Included as Exhibit A to Exhibit 3.2 above)
4.1	Form of common unit certificate (Included as Exhibit A to Exhibit 10.110 below)
4.2
Indenture, dated as of November 9, 2006, between Sabine Pass LNG, L.P., as issuer, and The Bank of New York, as trustee (Incorporated by reference to Exhibit 4.1 to Cheniere’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

4.3	Form of 7.50% Senior Secured Note due 2016 (Included as Exhibit A1 to Exhibit 4.2 above)
4.4
Indenture, dated as of October 16, 2012, by and among Sabine Pass LNG, L.P., the guarantors that may become party thereto from time to time and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to SPLNG’s Current Report on Form 8-K (SEC File No. 333-138916), filed on October 19, 2012)

4.5	Form of 6.5% Senior Secured Note due 2020 (Included as Exhibit A1 to Exhibit 4.4 above)
4.6
Indenture, dated as of February 1, 2013, by and among Sabine Pass Liquefaction, LLC, the guarantors that may become party thereto from time to time and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on February 4, 2013)

4.7	Form of 5.625% Senior Secured Note due 2021 (Included as Exhibit A-1 to Exhibit 4.6 above)
4.8
First Supplemental Indenture, dated as of April 16, 2013, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.1.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on April 16, 2013)

4.9
Second Supplemental Indenture, dated as of April 16, 2013, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.1.2 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on April 16, 2013)

4.10	Form of 5.625% Senior Secured Note due 2023 (Included as Exhibit A-1 to Exhibit 4.9 above)
4.11
Third Supplemental Indenture, dated as of November 25, 2013, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on November 25, 2013)

4.12	Form of 6.25% Senior Secured Note due 2022 (Included as Exhibit A-1 to Exhibit 4.11 above)
4.13
Fourth Supplemental Indenture, dated as of May 20, 2014, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on May 22, 2014)

4.14	Form of 5.750% Senior Secured Note due 2024 (Included as Exhibit A-1 to Exhibit 4.13 above)
4.15
Fifth Supplemental Indenture, dated as of May 20, 2014, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.2 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on May 22, 2014)

4.16	Form of 5.625% Senior Secured Note due 2023 (Included as Exhibit A-1 to Exhibit 4.15 above)
4.17
Sixth Supplemental Indenture, dated as of March 3, 2015, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on March 3, 2015)

4.18	Form of 5.625% Senior Secured Note due 2025 (Included as Exhibit A-1 to Exhibit 4.17 above)
10.1
LNG Terminal Use Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.2
Amendment of LNG Terminal Use Agreement, dated January 24, 2005, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.40 to Cheniere’s Annual Report on Form 10-K (SEC File No. 001-16383), filed on March 10, 2005)

10.3
Amendment of LNG Terminal Use Agreement, dated June 15, 2010, by and between Total Gas & Power North America, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 6, 2010)

10.4
Omnibus Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.5
Parent Guarantee, dated as of November 5, 2004, by Total S.A. in favor of Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.3 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

Exhibit No.	Description
10.6
Letter Agreement, dated September 11, 2012, between Total Gas & Power North America, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.7
LNG Terminal Use Agreement, dated November 8, 2004, between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.4 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.8
Amendment to LNG Terminal Use Agreement, dated December 1, 2005, by and between Chevron U.S.A., Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.28 to SPLNG’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

10.9
Amendment of LNG Terminal Use Agreement, dated June 16, 2010, by and between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.3 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 6, 2010)

10.10
Omnibus Agreement, dated November 8, 2004, between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.5 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.11
Guaranty Agreement, dated as of December 15, 2004, from ChevronTexaco Corporation to Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.12 to SPLNG’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

10.12
Second Amended and Restated LNG Terminal Use Agreement, dated as of July 31, 2012, between Sabine Pass LNG, L.P. and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.1 to SPLNG’s Current Report on Form 8-K (SEC File No. 333-138916), filed on August 6, 2012)

10.13
Guarantee Agreement, dated as of July 31, 2012, by Cheniere Energy Partners, L.P. in favor of Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to SPLNG’s Current Report on Form 8-K (SEC File No. 333-138916), filed on August 6, 2012)

10.14
Letter Agreement, dated May 28, 2013, by and between Sabine Pass LNG, L.P. and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.1 to SPLNG’s Quarterly Report on Form 10-Q (SEC File No. 333-138916), filed on August 2, 2013)

10.15
Collateral Trust Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., The Bank of New York, as collateral trustee, Sabine Pass LNG-GP, Inc. and Sabine Pass LNG-LP, LLC (Incorporated by reference to Exhibit 10.1 to Cheniere’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.16
Amended and Restated Parity Lien Security Agreement, dated November 9, 2006, by and between Sabine Pass LNG, L.P. and The Bank of New York, as collateral trustee (Incorporated by reference to Exhibit 10.2 to Cheniere’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.17
Third Amended and Restated Multiple Indebtedness Mortgage, Assignment of Rents and Leases and Security Agreement, dated November 9, 2006, by Sabine Pass LNG, L.P. and The Bank of New York, as collateral trustee (Incorporated by reference to Exhibit 10.3 to Cheniere’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.18
Amended and Restated Parity Lien Pledge Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., Sabine Pass LNG-GP, Inc., Sabine Pass LNG-LP, LLC and The Bank of New York, as collateral trustee (Incorporated by reference to Exhibit 10.4 to Cheniere’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.19
Security Deposit Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., The Bank of New York, as collateral trustee, and The Bank of New York, as depositary agent (Incorporated by reference to Exhibit 10.5 to Cheniere’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.20
Second Amended and Restated Common Terms Agreement, dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, the representatives and agents from time to time parties thereto, and Société Générale, as the Common Security Trustee and Intercreditor Agent (Incorporated by reference to Exhibit 10.2 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on July 1, 2015)

10.21
Omnibus Amendment, dated as of September 24, 2015, to the Second Amended and Restated Common Terms Agreement among Sabine Pass Liquefaction, LLC, as Borrower, the representatives and agents from time to time parties thereto, and Société Générale, as the Common Security Trustee and Intercreditor Agent (Incorporated by reference to Exhibit 10.6 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on October 30, 2015)

Exhibit No.	Description
10.22
KEXIM Direct Facility Agreement, dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, Shinhan Bank New York Branch, as the KEXIM Facility Agent, Société Générale, as the Common Security Trustee, and The Export-Import Bank of Korea, a governmental financial institution of the Republic of Korea (“KEXIM”), as the KEXIM Direct Facility Lender, Joint Lead Arranger and Joint Lead Bookrunner (Incorporated by reference to Exhibit 10.3 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on July 1, 2015)

10.23
KEXIM Covered Facility Agreement, dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, Shinhan Bank New York Branch, as the KEXIM Facility Agent, Société Générale, as the Common Security Trustee, KEXIM and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.4 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on July 1, 2015)

10.24
Amended and Restated KSURE Covered Facility Agreement, dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, The Korea Development Bank, New York Branch, as the KSURE Covered Facility Agent, Société Générale, as the Common Security Trustee, and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.5 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on July 1, 2015)

10.25
Credit Agreement, dated as of May 28, 2013, among Cheniere Creole Trail Pipeline, L.P., as borrower, the lenders party thereto from time to time, Morgan Stanley Senior Funding, Inc., as administrative agent, The Bank of New York Mellon, as collateral agent, and The Bank of New York Mellon, as depositary bank (Incorporated by reference to Exhibit 10.6 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on May 29, 2013)

10.26
Second Amended and Restated Credit Agreement (Term Loan A), dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, Société Générale, as the Commercial Banks Facility Agent and the Common Security Trustee, and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on July 1, 2015)

10.27
Amended and Restated Senior Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement, dated as of September 4, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, The Bank of Nova Scotia, as Senior Issuing Bank and Senior Facility Agent, ABN Amro Capital USA LLC, HSBC Bank USA, National Association and ING Capital LLC, as Senior Issuing Banks, Société Générale, as Swing Line Lender and Common Security Trustee, and the senior lenders party thereto from time to time (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on September 11, 2015)

10.28†
Form of Director Units Option Agreement for employees and consultants (four-year) (Incorporated by reference to Exhibit 10.41 to Cheniere Partners’ Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.29†
Form of Phantom Units Agreement for employees, consultants and directors (four-year) (Incorporated by reference to Exhibit 10.44 to Cheniere Partners’ Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.30†
Form of Phantom Units Agreement for employees, consultants and directors (three-year) (Incorporated by reference to Exhibit 10.45 to Cheniere Partners’ Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.31†
Form of Restricted Units Agreement for employees, consultants and directors (four-year) (Incorporated by reference to Exhibit 10.40 to Cheniere Partners’ Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.32†
Form of Restricted Units Agreement for employees, consultants and directors (three-year) (Incorporated by reference to Exhibit 10.39 to Cheniere Partners’ Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.33†
Form of Units Option Agreement for employees and consultants (four-year) (Incorporated by reference to Exhibit 10.43 to Cheniere Partners’ Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.34†
Form of Units Option Agreement for employees and consultants (three-year) (Incorporated by reference to Exhibit 10.42 to Cheniere Partners’ Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.35†
Cheniere Energy Partners, L.P. 2007 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 26, 2007)

10.36†	Form of Phantom Units Agreement (Incorporated by reference to Exhibit 10.2 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on June 4, 2007)

Exhibit No.	Description
10.37†
Form of Indemnification Agreement for officers and/or directors of Cheniere Energy Partners GP, LLC (Incorporated by reference to Exhibit 10.42 to Cheniere Partners’ Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 18, 2016)

10.38†
Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan (2012 Reload Award) (Incorporated by reference to Exhibit 10.9 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.39†
Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.8 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.40†	Form of Amendment to Phantom Units Agreement (Incorporated by reference to Exhibit 10.7 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)
10.41†
Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan (Units Settlement) (Incorporated by reference to Exhibit 10.41 to Cheniere Partners’ Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 19, 2015)

10.42†
Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan (Reload Units Settlement) (Incorporated by reference to Exhibit 10.42 to the Cheniere Partners’ Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 19, 2015)

10.43
Cooperative Endeavor Agreement & Payment in Lieu of Tax Agreement, dated October 23, 2007 (Incorporated by reference to Exhibit 10.7 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2007)

10.44
LNG Lease Agreement, dated June 24, 2008, between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.7 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 11, 2008)

10.45
LNG Lease Agreement, dated September 30, 2011, by and between Cheniere Marketing, LLC and Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.3 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2011)

10.46
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc. (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on November 14, 2011)

10.47
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-0001 EPC Terms and Conditions, dated May 1, 2012, (ii) the Change Order CO-0002 Heavies Removal Unit, dated May 23, 2012, (iii) the Change Order CO-0003 LNTP, dated June 6, 2012, (iv) the Change Order CO-0004 Addition of Inlet Air Humidification, dated July 10, 2012, (v) the Change Order CO-0005 Replace Natural Gas Generators with Diesel Generators, dated July 10, 2012, (vi) the Change Order CO-0006 Flange Reduction and Valve Positioners, dated June 20, 2012, and (vii) the Change Order CO-0007 Relocation of Temporary Facilities, Power Poles Relocation Reimbursement, and Duck Blind Road Improvement Reimbursement, dated July 13, 2012 (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on August 3, 2012)

10.48
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-0008 Delay in Full Placement of Insurance, dated July 27, 2012, (ii) the Change Order CO-0009 HAZOP Action Items, dated July 31, 2012, (iii) the Change Order CO-00010 Fuel Provisional Sum, dated August 8, 2012, (iv) the Change Order CO-00011 Currency Provisional Sum, dated August 8, 2012, (v) the Change Order CO-00012 Delay in NTP, dated August 8, 2012, and (vi) the Change Order CO-00013 Early EPC Work Credit, dated August 29, 2012 (Incorporated by reference to Exhibit 10.2 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.49
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00014 Bundle of Changes, dated September 5, 2012, (ii) the Change Order CO-00015 Static Mixer, Air Cooler Walkways, etc., dated November 8, 2012, (iii) the Change Order CO-0016 Delay in Full Placement of Insurance, dated October 29, 2012, (iv) the Change Order CO-00017 Condensate Header, dated December 3, 2012 and (v) the Change Order CO-00018 Increase in Power Requirements, dated January 17, 2013 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.26 to Cheniere Partners’ Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 22, 2013)

Exhibit No.	Description
10.50
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00019 Delete Tank 6 Scope of Work, dated February 27, 2013 and (ii) the Change Order CO-00020 Modification to Builder’s Risk Insurance Sum Insured Value, dated March 14, 2013 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.2 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on May 3, 2013)

10.51
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00021 Increase to Insurance Provisional Sum, dated April 17, 2013, (ii) the Change Order CO-00022 Removal of LNG Static Mixer Scope, dated May 8, 2013, (iii) the Change Order CO-00023 Revised LNG Rundown Line, dated May 30, 2013, (iv) the Change Order CO-00024 Reroute Condensate Header, Substation HVAC Stacks, Inlet Metering Station Pile Driving, dated June 11, 2013 and (v) the Change Order CO-00025 Feed Gas Connection Modifications, dated June 11, 2013 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.45 to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (SEC File No. 333-191298), filed on October 18, 2013)

10.52
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00026 Bundle of Changes, dated June 28, 2013, (ii) the Change Order CO-00027 16” Water Pumps, dated July 12, 2013, (iii) the Change Order CO-00028 HRU Operability, dated July 26, 2013, (iv) the Change Order CO-00029 Belleville Washers, dated August 14, 2013 and (v) the Change Order CO-00030 Soils Preparation Provisional Sum Transfer, dated August 29, 2013 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 8, 2013)

10.53
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00031 LNG Intank Pump Replacement Scope Reduction/OSBL Additional Piling for the Cathodic Protection Rectifier Platform and Drum Storage Shelter dated October 15, 2013 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.35 to Amendment No. 2 to SPL’s Registration Statement on Form S-4/A (SEC File No. 333-192373), filed on January 28, 2014)

10.54
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00032 Intra-Plant Feed Gas Header and Jefferson Davis Electrical Distribution, dated January 9, 2014, (ii) the Change Order CO-00033 Revised EPC Agreement Attachments S & T, dated March 24, 2014 and (iii) the Change Order CO-00034 Greenfield/Brownfield Demarcation Adjustment, dated February 19, 2014 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on May 1, 2014)

10.55
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00035 Resolution of FERC Open Items, Additional FERC Support Hours and Greenfield/Brownfield Milestone Adjustment, dated May 9, 2014 (Incorporated by reference to Exhibit 10.3 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on July 31, 2014)

10.56
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00036 Future Tie-Ins and Jeff Davis Invoices, dated July 9, 2014 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.23 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-198358), filed on August 26, 2014)

10.57
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00037 Performance and Attendance Bonus (PAB) Incentive Program Provisional Sum, dated October 31, 2014 and (ii) the Change Order CO-00038 Control Room Modifications and Miscellaneous Items, dated January 6, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.26 to SPL’s Annual Report on Form 10-K (SEC File No. 333-192373), filed on February 19, 2015)

Exhibit No.	Description
10.58
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00039 Increase to Existing Facility Labor Provisional Sum and Decrease to Sales and Use Tax Provisional Sum, dated February 12, 2015 and (ii) the Change Order CO-00040 Load Shedding and LNG Tank Tie-In Crane, dated February 24, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.2 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on April 30, 2015)

10.59
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00041 Additional Building Utility Tie-in Packages and Fire and Gas Modifications, dated April 9, 2015 (Incorporated by reference to Exhibit 10.2 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on July 30, 2015)

10.60
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00042 Platform Design Modifications, Compressor Oil Fills, Additional Building Modifications, dated October 16, 2015, and (ii) the Change Order CO-00043 Soil Provisional Sum Closure, dated December 2, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.32 to SPL’s Annual Report on Form 10-K (SEC File No. 333-192373), filed on February 18, 2016)

10.61
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated December 20, 2012, by and between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc. (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on December 27, 2012)

10.62
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-0001 Electrical Station HVAC Stacks, dated June 4, 2013, (ii) the Change Order CO-0002 Revised LNG Rundown Lines, dated May 30, 2013, (iii) the Change Order CO-0003 Currency Provisional Sum Closure, dated May 29, 2013 and (iv) the Change Order CO-0004 Fuel Provisional Sum Closure, dated May 29, 2013 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.48 to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (SEC File No. 333-191298), filed on October 18, 2013)

10.63
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-0005 Credit to EPC Contract Value for TSA Work, dated June 24, 2013, (ii) the Change Order CO-0006 HRU Operability with Lean Gas & Controls Upgrade and Ultrasonic Meter Configuration and Calibration, dated July 26, 2013, (iii) the Change Order CO-0007 Additional Belleville Washers, dated August 15, 2013, (iv) the Change Order CO-0008 GTG Switchgear Arrangement/Upgrade Fuel Gas Heater System, dated August 26, 2013, and (v) the Change Order CO-0009 Soils Preparation Provisional Sum Transfer and Closure, dated August 26, 2013 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.49 to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (SEC File No. 333-191298), filed on October 18, 2013)

10.64
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00010 Insurance Provisional Sum Adjustment, dated January 23, 2014, (ii) the Change Order CO-00011 Additional Stage 2 GTGs, dated January 23, 2014, (iii) the Change Order CO-0012 Lien and Claim Waiver Modification, dated March 24, 2014 and (iv) the Change Order CO-00013 Revised Stage 2 EPC Agreement Attachments S&T, dated March 24, 2014 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.2 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on May 1, 2014)

10.65
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00014 Additional 13.8kv Circuit Breakers and Misc. Items, dated July 14, 2014 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.28 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-198358), filed on August 26, 2014)

Exhibit No.	Description
10.66
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00015 Performance and Attendance Bonus (PAB) Incentive Program Provisional Sum, dated October 31, 2014 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.32 to SPL’s Annual Report on Form 10-K (SEC File No. 333-192373), filed on February 19, 2015)

10.67
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00016 Louisiana Sales and Use Tax Provisional Sum Adjustment, dated February 12, 2015 and (ii) the Change Order CO-00017 Load Shedding Study and Scope Change, dated February 24, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.3 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on April 30, 2015)

10.68
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00018 Permanent Restroom Trailers and Installation of Tie-In for GTG Fuel Gas Interconnect, dated May 21, 2015 (Incorporated by reference to Exhibit 10.3 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on July 30, 2015)

10.69
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00019 East Meter Piping Tie-ins, dated August 26, 2015 (Incorporated by reference to Exhibit 10.1 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on October 30, 2015)

10.70
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K/A (SEC File No. 001-33366), filed on July 1, 2015)

10.71
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00001 Currency and Fuel Provisional Sum Adjustment, dated June 25, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.4 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on July 30, 2015)

10.72
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00002 Credit to EPC Contract Value for TSA Work, dated September 17, 2015 (Incorporated by reference to Exhibit 10.2 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on October 30, 2015)

10.73
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00003 Perimeter Fencing Scope Removal, East Meter Piping Scope Change, Additional Bathroom Facilities, dated November 18, 2015 (Incorporated by reference to Exhibit 10.45 to SPL’s Annual Report on Form 10-K (SEC File No. 333-192373), filed on February 18, 2016)

10.74
LNG Sale and Purchase Agreement (FOB), dated November 21, 2011, between Sabine Pass Liquefaction, LLC (Seller) and Gas Natural Aprovisionamientos SDG S.A. (Buyer) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on November 21, 2011)

10.75
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated April 3, 2013, between Sabine Pass Liquefaction, LLC (Seller) and Gas Natural Aprovisionamientos SDG S.A. (Buyer) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on May 3, 2013)

10.76
LNG Sale and Purchase Agreement (FOB), dated December 11, 2011, between Sabine Pass Liquefaction, LLC (Seller) and GAIL (India) Limited (Buyer) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on December 12, 2011)

10.77
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated February 18, 2013, between Sabine Pass Liquefaction, LLC (Seller) and GAIL (India) Limited (Buyer) (Incorporated by reference to Exhibit 10.18 to Cheniere Partners’ Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 22, 2013)

Exhibit No.	Description
10.78
Amended and Restated LNG Sale and Purchase Agreement (FOB), dated January 25, 2012, between Sabine Pass Liquefaction, LLC (Seller) and BG Gulf Coast LNG, LLC (Buyer) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on January 26, 2012)

10.79
LNG Sale and Purchase Agreement (FOB), dated January 30, 2012, between Sabine Pass Liquefaction, LLC (Seller) and Korea Gas Corporation (Buyer) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on January 30, 2012)

10.80
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated February 18, 2013, between Sabine Pass Liquefaction, LLC (Seller) and Korea Gas Corporation (Buyer) (Incorporated by reference to Exhibit 10.19 to Cheniere Partners’ Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 22, 2013)

10.81
LNG Sale and Purchase Agreement (FOB), dated December 14, 2012, between Sabine Pass Liquefaction, LLC (Seller) and Total Gas & Power North America, Inc. (Buyer) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on December 17, 2012)

10.82
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated August 28, 2015, between Sabine Pass Liquefaction, LLC (Seller) and Total Gas & Power North America, Inc. (Buyer) (Incorporated by reference to Exhibit 10.4 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on October 30, 2015)

10.83
LNG Sale and Purchase Agreement (FOB), dated March 22, 2013, between Sabine Pass Liquefaction, LLC (Seller) and Centrica plc (Buyer) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on March 25, 2013)

10.84
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated September 11, 2015, between Sabine Pass Liquefaction, LLC (Seller) and Centrica plc (Buyer) (Incorporated by reference to Exhibit 10.5 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on October 30, 2015)

10.85
Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between Sabine Pass Liquefaction, LLC (Seller) and Cheniere Marketing, LLC (Buyer) (Incorporated by reference to Exhibit 10.1 to SPL’s Current Report on Form 8-K (SEC File No. 333-192373), filed on August 11, 2014)

10.86
Management Services Agreement, dated May 14, 2012, by and between Cheniere LNG Terminals, LLC and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.6 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on May 15, 2012)

10.87
Operation and Maintenance Agreement (Sabine Pass Liquefaction Facilities), dated May 14, 2012, by and among Cheniere LNG O&M Services, LLC, Cheniere Energy Partners GP, LLC and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.5 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on May 15, 2012)

10.88
Assignment and Assumption Agreement (Sabine Pass Liquefaction O&M Agreement), dated as of November 20, 2013, by and between Cheniere Energy Partners GP, LLC and Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.76 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-191298), filed on December 2, 2013)

10.89
Amended and Restated Management and Administrative Services Agreement, dated as of August 9, 2012, by and between Cheniere Energy Partners, L.P., Cheniere LNG Terminals, LLC and Cheniere Energy, Inc. (Incorporated by reference to Exhibit 10.4 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.90
Amended and Restated Management Services Agreement, dated as of August 9, 2012, by and between Cheniere LNG Terminals, LLC and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.6 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.91
Amended and Restated Operation and Maintenance Agreement (Sabine Pass LNG Facilities), dated as of August 9, 2012, by and among Cheniere LNG O&M Services, LLC, Cheniere Energy Partners GP, LLC and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.5 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.92
Assignment and Assumption Agreement (Sabine Pass LNG O&M Agreement), dated as of November 20, 2013, by and between Cheniere Energy Partners GP, LLC and Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.75 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-191298), filed on December 2, 2013)

10.93
Amended and Restated Services and Secondment Agreement, dated as of August 9, 2012, between Cheniere LNG O&M Services, LLC and Cheniere Energy Partners GP, LLC (Incorporated by reference to Exhibit 10.3 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

Exhibit No.	Description
10.94
Assignment and Assumption Agreement (Services and Secondment Agreement), dated as of November 20, 2013, by and between Cheniere Energy Partners GP, LLC and Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.73 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-191298), filed on December 2, 2013)

10.95
Amended and Restated Operation and Maintenance Services Agreement, dated May 27, 2013, by and between Cheniere Energy Partners GP, LLC and Cheniere Creole Trail Pipeline, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on August 2, 2013)

10.96
Amendment to Management Services Agreement, dated September 28, 2015, between Cheniere LNG Terminals, LLC and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to SPL’s Quarterly Report on Form 10-Q/A (SEC File No. 333-192373), filed on November 9, 2015)

10.97
Assignment and Assumption Agreement (Creole Trail O&M Agreement), dated as of November 20, 2013, between Cheniere Energy Partners GP, LLC and Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.74 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-191298), filed on December 2, 2013)

10.98
Management Services Agreement, dated May 27, 2013, by and between Cheniere LNG Terminals, LLC and Cheniere Creole Trail Pipeline, L.P. (Incorporated by reference to Exhibit 10.2 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on August 2, 2013)

10.99
Waiver and Assignment of O&M Agreement; Amendment to Common Terms Agreement, dated November 20, 2013 (Incorporated by reference to Exhibit 10.77 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-191298), filed on December 2, 2013)

10.100
Amendment to Operation and Maintenance Agreement (Sabine Pass Liquefaction Facilities), dated September 28, 2015, by and among Cheniere LNG O&M Services, LLC, Cheniere Energy Investments, LLC and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to SPL’s Quarterly Report on Form 10-Q/A (SEC File No. 333-192373), filed on November 9, 2015)

10.101
Services Agreement by and between Cheniere Energy Partners LP Holdings, LLC, Cheniere Energy, Inc., and Cheniere LNG Terminals, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-36234), filed on December 18, 2013)

10.102
Payment Deferral Agreement (O&M Agreement), dated March 27, 2014, between Cheniere Energy Investments, LLC and Cheniere LNG O&M Services, LLC (Incorporated by reference to Exhibit 10.5 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 1, 2014)

10.103
Class B Unit Purchase Agreement, dated as of May 14, 2012, by and between Cheniere Energy Partners, L.P. and Cheniere LNG Terminals, LLC (Incorporated by reference to Exhibit 10.2 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on May 15, 2012)

10.104
First Amendment to Class B Unit Purchase Agreement, dated as of August 9, 2012, by and between Cheniere Energy Partners, L.P. and Cheniere Class B Units Holdings, LLC (Incorporated by reference to Exhibit 10.3 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on August 9, 2012)

10.105
Subscription Agreement, dated May 14, 2012, by and between Cheniere Energy Partners, L.P. and Cheniere LNG Terminals, LLC (Incorporated by reference to Exhibit 10.4 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on May 15, 2012)

10.106
Unit Purchase Agreement, dated May 14, 2012, by and among Cheniere Energy Partners, L.P., Cheniere Energy, Inc. and Blackstone CQP Holdco LP (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on May 15, 2012)

10.107
Investors’ and Registration Rights Agreement, dated as of July 31, 2012, by and among Cheniere Energy, Inc., Cheniere Energy Partners, L.P., Cheniere Energy Partners GP, LLC, Blackstone CQP Holdco LP and the other investors party thereto from time to time (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on 8-K (SEC File No. 001-33366), filed on August 6, 2012)

10.108
Letter Agreement, dated as of August 9, 2012, among Cheniere Energy, Inc., Cheniere Energy Partners, L.P. and Blackstone CQP Holdco LP (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on August 9, 2012)

10.109
Certificate of Limited Partnership of Cheniere Energy Partners, L.P. (Incorporated by reference to Exhibit 3.1 to Cheniere Partners’ Registration Statement on Form S-1 (SEC File No. 333-139572), filed on December 21, 2006)

10.110
Third Amended and Restated Agreement of Limited Partnership of Cheniere Energy Partners, L.P., dated as of August 9, 2012 (Incorporated by reference to Exhibit 3.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on August 9, 2012)

10.111
Certificate of Formation of Cheniere Energy Partners GP, LLC (Incorporated by reference to Exhibit 3.3 to Cheniere Partners’ Registration Statement on Form S-1 (SEC File No. 333-139572), filed on December 21, 2006)

Exhibit No.	Description
10.112
Third Amended and Restated Limited Liability Company Agreement of Cheniere Energy Partners GP, LLC, dated as of August 9, 2012 (Incorporated by reference to Exhibit 3.2 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on August 9, 2012)

10.113
Amended and Restated Limited Liability Company Agreement of Cheniere GP Holding Company, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (SEC File No. 001-36234), filed on December 18, 2013)

10.114
Share Redemption Agreement, dated November 13, 2014, between Cheniere Energy Partners LP Holdings, LLC and Cheniere Energy, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-36234), filed on November 19, 2014)

10.115
Tax Sharing Agreement by and between Cheniere Energy, Inc. and Cheniere Energy Partners LP Holdings, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-36234), filed on December 18, 2013)

21.1*	Subsidiaries of Cheniere Energy Partners LP Holdings, LLC
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Cheniere Energy Partners, L.P. Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

By:	/s/ Neal A. Shear
Neal A. Shear
Interim Chief Executive Officer and President (Principal Executive Officer)
Date:	February 18, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Neal A. Shear	Interim Chief Executive Officer and President and Chairman of the Board (Principal Executive Officer)	February 18, 2016
Neal A. Shear

/s/ Michael J. Wortley	Chief Financial Officer and Director (Principal Financial Officer)	February 18, 2016
Michael J. Wortley

/s/ Leonard Travis	Chief Accounting Officer (Principal Accounting Officer)	February 18, 2016
Leonard Travis

/s/ Meg A. Gentle	Director	February 18, 2016
Meg A. Gentle

/s/ Jonathan S. Gross	Director	February 18, 2016
Jonathan S. Gross

/s/ Zurab S. Kobiashvili	Director	February 18, 2016
Zurab S. Kobiashvili

/s/ R. Keith Teague	Director	February 18, 2016
R. Keith Teague

/s/ Don A. Turkleson	Director	February 18, 2016
Don A. Turkleson