Form 10-K/A
period 2015-12-31
Cheniere Energy Partners LP Holdings, LLC
filed 2016-02-29
CIK 1582966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
Documents incorporated by reference: None

Explanatory Note

This Amendment No. 1 to our Annual Report on Form 10-K for the period ended December 31, 2015 filed with the Securities and Exchange Commission on February 19, 2016 (the “Original Filing”) is filed to disclose recently provided information pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. Other than the additional compliance disclosure in Item 9B. Other Information, no part of the Original Filing is amended hereby, and this amendment does not reflect events that have occurred after the Original Filing date.
Part II
ITEM 9B.     OTHER INFORMATION

Compliance Disclosure
Pursuant to Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), if during the fiscal year ended December 31, 2015, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Annual Report on Form 10-K as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During the fiscal year ended December 31, 2015, we did not engage in any transactions with Iran or with persons or entities related to Iran.
Blackstone CQP Holdco LP, an affiliate of Blackstone Group L.P. (“Blackstone Group”), is a holder of more than 29% of the outstanding equity interests of Cheniere Energy Partners, L.P. (“Cheniere Partners”) and has three representatives on the board of directors of Cheniere Partners’ general partner. Accordingly, Blackstone Group may be deemed an “affiliate” of Cheniere Partners, as that term is defined in Exchange Act Rule 12b-2. Blackstone Group has included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, disclosures pursuant to ITRA regarding two of its portfolio companies that may be deemed to be affiliates of Blackstone Group. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, these portfolio companies of Blackstone Group, through Blackstone Group’s ownership of Cheniere Partners, may also be deemed to be affiliates of ours. We have not independently verified the disclosure described in the following paragraphs.
Blackstone Group has reported that Hilton Worldwide Holdings Inc. (“Hilton”) has engaged in the following activity: during the fiscal year ended December 31, 2015, an Iranian governmental delegation stayed at the Transcorp Hilton Abuja for one night. The stays were booked and paid for by the government of Nigeria. The hotel received revenues of approximately $5,320 from these dealings, and net profit to Hilton from these dealings was approximately $495, as reported by Blackstone Group. Hilton believes that the hotel stays were exempt from the Iranian Transactions and Sanctions Regulations, 31 C.F.R. Part 560, pursuant to the International Emergency Economic Powers Act (“IEEPA”) and under 31 C.F.R. Section 560.210 (d). Blackstone Group has reported that the Transcorp Hilton Abuja intends to continue engaging in future similar transactions to the extent they remain permissible under applicable laws and regulations.
Blackstone Group has reported that Travelport Worldwide Limited (“Travelport”) has engaged in the following activities: as part of its global business in the travel industry, Travelport provides certain passenger travel related Travel Commerce Platform and Technology Services to Iran Air. Travelport also provides certain airline Technology Services to Iran Air Tours. The gross revenues and net profits attributable to such activities by Travelport during the fiscal year ended December 31, 2015 were reported by Travelport to be approximately $551,000 and $389,000, respectively.  Blackstone Group has reported that Travelport intends to continue these business activities with Iran Air and Iran Air Tours as such activities are either exempt from applicable sanctions prohibitions or specifically licensed by the Office of Foreign Assets Control.

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits
An index to exhibits has been filed as part of this Amendment No. 1 beginning on page 3 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

Date:	February 29, 2016	By:	/s/ Michael J. Wortley
Michael J. Wortley
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	February 29, 2016	By:	/s/ Leonard Travis
Leonard Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Exhibit No.	Description
4.18	Form of 5.625% Senior Secured Note due 2025 (Included as Exhibit A-1 to Exhibit 4.17 above)
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

Exhibit No.	Description
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

Exhibit No.	Description
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

Exhibit No.	Description
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

Exhibit No.	Description
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

Exhibit No.	Description
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

Exhibit No.	Description
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

Exhibit No.	Description
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

Exhibit No.	Description
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

21.1ƒ	Subsidiaries of Cheniere Energy Partners LP Holdings, LLC
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act
32.1ƒƒ	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2ƒƒ	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1ƒ	Cheniere Energy Partners, L.P. Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
101.INSƒ	XBRL Instance Document
101.SCHƒ	XBRL Taxonomy Extension Schema Document
101.CALƒ	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEFƒ	XBRL Taxonomy Extension Definition Linkbase Document
101.LABƒ	XBRL Taxonomy Extension Labels Linkbase Document
101.PREƒ	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
ƒ	Filed with Original Filing
ƒƒ	Furnished with Original Filing
†	Management contract or compensatory plan or arrangement.