Form 10-Q
period 2016-03-31
Cheniere Energy Partners LP Holdings, LLC
filed 2016-05-05
CIK 1582966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2016
OR
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

As of April 29, 2016, the registrant had 231,700,000 common shares outstanding.

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

Abbreviated Organizational Structure
The following diagram depicts our abbreviated organizational structure as of March 31, 2016, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:
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

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2016	2015
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$696	$917
Receivables	157	157
Other current assets	236	26
Total current assets	1,089	1,100

Other non-current assets	—	95
Total assets	$1,089	$1,195

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$97	$106
Accrued liabilities—affiliate	50	6
Total current liabilities	147	112

Shareholders’ equity
Common shares: unlimited shares authorized, 231.7 million shares issued and outstanding at March 31, 2016 and December 31, 2015	664,931	664,931
Director voting share: 1 share authorized, issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Additional paid-in-capital	(271,757)	(271,757)
Accumulated deficit	(392,232)	(392,091)
Total shareholders’ equity	942	1,083
Total liabilities and shareholders’ equity	$1,089	$1,195

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Equity income from investment in Cheniere Partners	$5,084	$5,084

Expenses
General and administrative expense	334	278
General and administrative expense—affiliate	257	254
Total expenses	591	532

Net income	$4,493	$4,552

Net income per common share—basic and diluted	$0.02	$0.02

Weighted average number of common shares outstanding—basic and diluted	231,700	231,700

Cash dividends declared per common share	$0.020	$0.019

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2015	231,700	$664,931	$(271,757)	$(392,091)	$1,083
Dividends to shareholders	—	—	—	(4,634)	(4,634)
Net income	—	—	—	4,493	4,493
Balance at March 31, 2016	231,700	$664,931	$(271,757)	$(392,232)	$942

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$4,493	$4,552
Adjustments to reconcile net income to net cash used in operating activities:
Income from equity investment	(5,084)	(5,084)
Changes in operating assets and liabilities:
Receivables	—	(156)
Accounts payable and accrued liabilities	(8)	20
Accrued liabilities—affiliate	44	—
Other, net	(116)	(24)
Net cash used in operating activities	(671)	(692)

Cash flows from investing activities
Distributions from equity investment	5,084	5,084

Cash flows from financing activities
Dividends paid to shareholders	(4,634)	(4,402)
Other	—	(213)
Net cash used in financing activities	(4,634)	(4,615)

Net decrease in cash and cash equivalents	(221)	(223)
Cash and cash equivalents—beginning of period	917	1,261
Cash and cash equivalents—end of period	$696	$1,038

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF BUSINESS

We are a Delaware limited liability company formed by Cheniere (NYSE MKT: LNG) to hold its limited partner interests in Cheniere Partners, a publicly traded limited partnership (NYSE MKT: CQP). Our only business consists of owning and holding Cheniere Partners’ limited partner common units, Class B units (“Class B units”) and subordinated units (collectively, the “Cheniere Partners units”), along with cash or other property that we receive as distributions in respect of such units, and, accordingly, our consolidated operating results and financial condition are dependent on the performance of Cheniere Partners. As of March 31, 2016, we owned a 55.9% limited partner interest in Cheniere Partners.

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

Results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2016.

For further information, refer to the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2015.

Accounting for Investment in Cheniere Partners

As of both March 31, 2016 and December 31, 2015, we owned a 55.9% limited partner interest in Cheniere Partners. In addition to the Cheniere Partners units, we own a non-economic voting interest in GP Holdco, which holds a 100% indirect interest in Cheniere Partners GP. This non-economic voting interest in GP Holdco allows us to control the appointment of four of the eleven members to the board of directors of Cheniere Partners GP to oversee the operations of Cheniere Partners. Cheniere owns the sole share entitled to vote in the election of our directors (the “Director Voting Share”). If Cheniere relinquishes the Director Voting Share, which it may do in its sole discretion, or ceases to own greater than 25% of our outstanding shares, our non-economic voting interest in GP Holdco would be extinguished and we would cease to control GP Holdco. Cheniere may, at any time and without our consent, relinquish the Director Voting Share, which would cause our non-economic voting interest in GP Holdco to be extinguished. Because Cheniere may relinquish the Director Voting Share at any time and we have no variable interest in GP Holdco, we have determined that we cannot consolidate Cheniere Partners and must account for our investment in the Cheniere Partners units that we own using the equity method of accounting.

We record our share of Cheniere Partners’ net income (loss) in the period in which it is earned. The difference between our reported zero investment in Cheniere Partners as of both March 31, 2016 and December 31, 2015 and our ownership in Cheniere Partners’ reported net assets, excluding the beneficial conversion feature associated with the Class B units as reported by Cheniere Partners, was due primarily to suspended losses and equity gains from Cheniere Partners’ sales of common units that were not recognized by us.

The equity method of accounting requires that our investment in Cheniere Partners be shown in our Consolidated Balance Sheets as a single amount. Our initial investment in Cheniere Partners is recognized at cost, and this carrying amount is increased or decreased to recognize our share of income or loss of Cheniere Partners after the date of our initial investment in the Cheniere Partners units. As a result of our historical negative investment in Cheniere Partners and because we are not obligated to fund losses, we had a zero investment balance in Cheniere Partners as of both March 31, 2016 and December 31, 2015 and had suspended the use of the equity method for additional losses. After giving effect to our equity ownership in Cheniere Partners as though we had acquired the Cheniere Partners units we owned as a result of a merger of entities under common control, we had suspended losses of approximately $850 million and $789 million as of March 31, 2016 and December 31, 2015, respectively. Additional equity method losses that we incur increase the suspended loss amount.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Due to our zero investment balance in, and suspended losses of, Cheniere Partners as of both March 31, 2016 and December 31, 2015, we have historically and will continue to recognize distributions that we receive as a gain on our Consolidated Statements of Income and a corresponding entry will be made to increase the suspended loss account. Only upon recovery of all suspended losses through future earnings will equity income be reported on our Consolidated Statements of Income and future distributions reduce the carrying amount of our investment in Cheniere Partners.

NOTE 3—CAPITALIZATION

Cheniere Holdings’ authorized capital structure consists of common shares and the Director Voting Share. No owner of Cheniere Holdings shall be liable for Cheniere Holdings’ debts, liabilities or obligations beyond such owner’s capital contribution. At March 31, 2016, our issued capitalization consisted of 231.7 million common shares, of which 185.6 million common shares were owned by Cheniere and its affiliates and 46.1 million common shares were owned by the public, and one Director Voting Share owned by Cheniere. We are authorized to issue an unlimited number of common shares. Additional classes or series of securities may be created with the approval of our Board of Directors, provided that any such additional class or series must be approved by a vote of holders of a majority of our outstanding shares.

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

Class B Units

We own 45,333,334 Class B units. The Class B units are not entitled to receive cash distributions except in the event of a liquidation of Cheniere Partners, a merger, consolidation or other combination of Cheniere Partners with another person or the sale of all or substantially all of the assets of Cheniere Partners. The Class B units are subject to conversion, mandatorily or at the option of the holders of the Class B units under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. On a quarterly basis beginning on the initial purchase date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter, subject to additional upward adjustment for certain equity and debt financings. As of March 31, 2016, the accreted conversion ratio of the Class B units owned by us and Blackstone CQP Holdco was 1.68 and 1.65, respectively. We expect the Class B units to mandatorily convert into common units within 90 days of the substantial completion date of Train 3, which we currently expect to be prior to April 30, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 5—SUMMARIZED FINANCIAL INFORMATION FOR CHENIERE PARTNERS

Our consolidated operating results and financial condition are dependent on the performance of Cheniere Partners. The following tables are summarized Consolidated Statements of Operations and Consolidated Balance Sheets information for Cheniere Partners. Additional information on Cheniere Partners’ operating results and financial position are contained in its quarterly report on Form 10-Q for the quarter ended March 31, 2016, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.

Summarized Cheniere Partners Consolidated Statements of Operations Information
(in thousands)
(unaudited)
	Three Months Ended March 31,
	2016	2015
Revenues (including transactions with affiliates)	$67,047	$67,530
Operating costs and expenses (including transactions with affiliates)	(76,510)	(77,352)
Other expense	(65,443)	(168,854)
Net loss	$(74,906)	$(178,676)

Summarized Cheniere Partners Consolidated Balance Sheets Information
(in thousands)
	March 31,	December 31,
	2016	2015
	(unaudited)
Current assets	$502,216	$493,475
Non-current assets	13,148,829	12,339,678
Total assets	$13,651,045	$12,833,153

Current liabilities	$2,252,193	$2,063,017
Non-current liabilities	10,785,583	10,057,205
Partners’ equity	613,269	712,931
Total liabilities and partners’ equity	$13,651,045	$12,833,153

NOTE 6—RELATED PARTY TRANSACTIONS

Services Agreement

We, Cheniere and Cheniere Terminals, a wholly owned subsidiary of Cheniere, entered into a services agreement (the “Services Agreement”) pursuant to which we pay Cheniere a fixed fee of $1.0 million per year (payable quarterly in installments of $250,000 per quarter, in arrears), subject to adjustment for inflation, for certain general and administrative services, including the services of our directors and officers who are also directors and officers of Cheniere. In addition, we pay directly for, or reimburse Cheniere for, certain third-party general and administrative expenses incurred. Cheniere also provides us with cash management services, including treasury services with respect to the payment of dividends and allocation of reserves for taxes. Under the Services Agreement, we recorded general and administrative expense—affiliate of $0.3 million during each of the three months ended March 31, 2016 and 2015, respectively.

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

NOTE 7—INCOME TAXES

We are a limited liability company that has elected to be treated as a corporation for U.S. federal income tax purposes. The provision for income taxes, taxes payable and deferred income tax balances has been recorded as if we had filed all tax returns on a separate return basis (“hypothetical carve-out basis”) from Cheniere. We are not presently a taxpayer for federal or state income tax purposes and have not recorded a provision for federal or state income taxes in any of the periods included in our Consolidated Financial Statements. Our taxable income or loss is included in the consolidated federal income tax return of Cheniere. We have entered into a Tax Sharing Agreement with Cheniere as discussed in Note 6—Related Party Transactions. Any amounts due to Cheniere under the Tax Sharing Agreement in excess of our income tax provision calculated on a hypothetical carve-out basis will be recorded as an equity distribution.

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

NOTE 8—DISTRIBUTIONS RECEIVED AND DIVIDENDS PAID

The following provides a summary of distributions received from Cheniere Partners during the three months ended March 31, 2016 and 2015:

Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Total Distribution Received (in thousands)
February 12, 2016	October 1 - December 31, 2015	$0.425	$5,084
February 13, 2015	October 1 - December 31, 2014	0.425	5,084

On April 22, 2016, the board of directors of Cheniere Partners GP declared a cash distribution of $0.425 per common unit with respect to the first quarter of 2016. The distribution attributable to our interest in Cheniere Partners, totaling $5.1 million, is to be paid to us on May 13, 2016. We have used these distributions from Cheniere Partners to establish cash reserves to pay general and administrative expenses (including affiliate) and to pay dividends.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following provides a summary of dividends paid by us during the three months ended March 31, 2016 and 2015:

Date Paid	Period Covered by Dividend	Dividend Per Share	Total Dividend Paid (in thousands)
February 29, 2016	October 1 - December 31, 2015	$0.020	$4,634
February 27, 2015	October 1 - December 31, 2014	0.019	4,402

NOTE 9—RECENT ACCOUNTING STANDARDS

The following table provides a brief description of a recent accounting standard that had not been adopted by the Company as of March 31, 2016:

Standard	Description	Expected Date of Adoption	Effect on our Consolidated Financial Statements or Other Significant Matters
ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
This standard requires an entity’s management to evaluate, for each reporting period, whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. Additional disclosures are required if management concludes that conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. Early adoption is permitted.
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
ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis
These amendments primarily affect asset managers and reporting entities involved with limited partnerships or similar entities, but the analysis is relevant in the evaluation of any reporting organization’s requirement to consolidate a legal entity. This guidance changes (1) the identification of variable interests, (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. This guidance may be early adopted, and may be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption.
		January 1, 2016	The adoption of this guidance did not have an impact on our Consolidated Financial Statements or related disclosures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•
statements regarding any agreement to be entered into or performed substantially in the future, including any revenues anticipated to be received and the anticipated timing thereof, and statements regarding the amounts of total LNG regasification, natural gas liquefaction or storage capacities that are, or may become, subject to contracts;

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2015. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.

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

Class B Units

We own 45,333,334 Class B units. The Class B units are not entitled to receive cash distributions except in the event of a liquidation of Cheniere Partners, a merger, consolidation or other combination of Cheniere Partners with another person or the sale of all or substantially all of the assets of Cheniere Partners. The Class B units are subject to conversion, mandatorily or at the option of the holders of the Class B units under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. On a quarterly basis beginning on the initial purchase date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter subject to additional upward adjustment for certain equity and debt financings. As of March 31, 2016, the accreted conversion ratio of the Class B units owned by us and Blackstone CQP Holdco was 1.68 and 1.65, respectively. We expect the Class B units to mandatorily convert into common units within 90 days of the substantial completion date of Cheniere Partners’ Train 3, which we currently expect to be prior to April 30, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time.

The following table (in thousands) illustrates the number of common units into which the Class B units held by us and Blackstone CQP Holdco would convert at the dates specified below and our and Blackstone CQP Holdco’s percentage ownership of then outstanding Cheniere Partners units, assuming that none of the outstanding Class B units are optionally converted prior to the dates set forth in the table and that no additional limited partner interests are issued by Cheniere Partners prior to such dates:

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

Our Relationship with Cheniere Partners

We own approximately 55.9% of the outstanding Cheniere Partners units. As a result of our non-economic voting interest in GP Holdco, which holds a 100% interest in Cheniere Partners GP, we control GP Holdco and indirectly control the appointment of four of the eleven members of the board of directors of Cheniere Partners GP to oversee the operations of Cheniere Partners. Cheniere owns the sole share entitled to vote in the election of our directors (the “Director Voting Share”). If Cheniere relinquishes the Director Voting Share, which it may do in its sole discretion, or ceases to own greater than 25% of our outstanding shares, our non-economic voting interest in GP Holdco would be extinguished and we would cease to control GP Holdco. Because our only assets are limited partner interests in Cheniere Partners and we are therefore dependent on the operating results and financial condition of Cheniere Partners, we believe that the discussion and analysis of Cheniere Partners’ financial condition and operating results is important to our shareholders. Therefore, Cheniere Partners’ quarterly report on Form 10-Q for the quarter ended March 31, 2016 has been included in this filing as Exhibit 99.1 and incorporated herein by reference (the “Cheniere Partners Quarterly Report”).

Liquidity and Capital Resources

As of March 31, 2016, we had cash and cash equivalents of $0.7 million. Our capital structure consists only of common shares, of which 185.6 million shares are owned by Cheniere and 46.1 million shares are owned by the public, and one Director Voting Share which is held by Cheniere. We are authorized to issue an unlimited number of additional common shares. Additional classes or series of securities may be created with the approval of our Board, provided that any such additional class or series must be approved by a vote of holders of a majority of our outstanding shares. Our shareholders will not have preemptive or preferential rights to acquire additional common shares or other classes of our securities.

Cheniere provides certain general and administrative services pursuant to the Services Agreement. We pay a fixed fee of $1.0 million per year (payable quarterly in installments of $250,000 per quarter, in arrears), subject to adjustment for inflation, for certain general and administrative services, including the services of our directors and officers who are also directors and executive officers of Cheniere. In addition, we pay directly for, or reimburse Cheniere for, certain third-party general and administrative expenses incurred. Cheniere also provides us with cash management services, including treasury services with respect to the payment of dividends and allocation of reserves for taxes. Under the Services Agreement, we recorded general and administrative expense—affiliate of $0.3 million during each of the three months ended March 31, 2016 and 2015, respectively.

We believe that the cash distributions we will receive on the Cheniere Partners units will be sufficient to fund fees and expenses due under the Services Agreement and our working capital requirements for the next twelve months.

Dividends

Our LLC Agreement requires us to pay dividends on our shares equal to the amount of cash that we receive as distributions in respect of the Cheniere Partners units that we own, less income taxes and reserves established by our Board. See Note 8—Distributions Received and Dividends Paid of our Notes to Consolidated Financial Statements for a summary of dividends paid by us during the three months ended March 31, 2016 and 2015.

Sources and Uses of Cash

The following table (in thousands) summarizes the sources and uses of our cash and cash equivalents for the three months ended March 31, 2016 and 2015. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2016	2015
Sources of cash and cash equivalents
Distributions from equity investment	$5,084	$5,084
Total sources of cash and cash equivalents	5,084	5,084

Uses of cash and cash equivalents
Dividends paid to shareholders	(4,634)	(4,402)
Operating cash flow	(671)	(692)
Other	—	(213)
Total uses of cash and cash equivalents	(5,305)	(5,307)

Net decrease in cash and cash equivalents	(221)	(223)
Cash and cash equivalents—beginning of period	917	1,261
Cash and cash equivalents—end of period	$696	$1,038

Distributions from Equity Investment

During each of the three months ended March 31, 2016 and 2015, we received cash distributions of $5.1 million from Cheniere Partners.

Dividends Paid to Shareholders

During the three months ended March 31, 2016 and 2015, we paid cash dividends of $4.6 million and $4.4 million, respectively, to our common shareholders in accordance with our LLC Agreement as described above.

Operating Cash Flow

Operating cash flow is primarily the result of the payment of general and administrative expenses (including affiliate).

Results of Operations

Equity Income from Investment in Cheniere Partners

We use the equity method of accounting for our limited partner ownership interest in Cheniere Partners. The equity method of accounting requires that our investment in Cheniere Partners be shown in our Consolidated Balance Sheets as a single amount. Our initial investment in Cheniere Partners was recognized at cost, and this carrying amount is increased or decreased to recognize our share of income or loss of Cheniere Partners after the date of our initial investment in the Cheniere Partners units. As a result of our historical negative investment in Cheniere Partners and because we are not obligated to fund losses, we had a zero investment balance in Cheniere Partners recorded on the Consolidated Balance Sheets as of both March 31, 2016 and December 31, 2015 and had suspended the use of the equity method for any additional losses. The suspended loss account will be increased or decreased by our share of Cheniere Partners’ future losses or earnings, respectively.  We had suspended losses of approximately $850 million and $789 million as of March 31, 2016 and December 31, 2015, respectively. Due to our zero investment balance in, and suspended losses of, Cheniere Partners as of both March 31, 2016 and December 31, 2015, we have historically and will continue to recognize distributions that we receive as a gain on our Consolidated Statements of Income and a corresponding entry will be made to increase the suspended loss account. Once we have recovered all suspended losses through our share of Cheniere Partners’ future earnings, the equity income or loss from our share of Cheniere Partners’ future earnings will be reported on our income statements.  In addition, future distributions we receive from Cheniere Partners would then reduce the carrying amount of our investment in Cheniere Partners.  We recognized $5.1 million of equity income from our investment in Cheniere Partners during each of the three months ended March 31, 2016 and 2015 resulting from quarterly distributions that Cheniere Partners paid to us.

The following table summarizes Consolidated Statements of Operations information for Cheniere Partners. Additional information on Cheniere Partners’ operating results and financial position are contained in the Cheniere Partners Quarterly Report.

Summarized Cheniere Partners Consolidated Statements of Operations Information
(in thousands)
(unaudited)
	Three Months Ended March 31,
	2016	2015
Revenues (including transactions with affiliates)	$67,047	$67,530
Operating costs and expenses (including transactions with affiliates)	(76,510)	(77,352)
Other expense	(65,443)	(168,854)
Net loss	$(74,906)	$(178,676)

General and Administrative Expenses (including affiliate)

Our general and administrative expenses (including affiliate) are associated with managing our business and affairs. We incurred total general and administrative expenses (including affiliate) of $0.6 million for each of the three months ended March 31, 2016 and 2015. These expenses included $0.3 million for each of the three months ended March 31, 2016 and 2015 related to services provided by Cheniere under the Services Agreement necessary for the conduct of our business, such as accounting, legal, tax, information technology and other expenses.

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

Summary of Critical Accounting Estimates

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes.  There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

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

For a discussion of these matters as they pertain to Cheniere Partners, please read Part II, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” in the Cheniere Partners Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, which is included in this filing as Exhibit 99.1 and incorporated herein by reference, as activities of Cheniere Partners have an impact on our consolidated results of operations and financial position.

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

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of March 31, 2016, there were no pending legal matters that would reasonably be expected to have a material impact on our consolidated operating results, financial position or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

ITEM 5.	OTHER INFORMATION

On May 4, 2016, Cheniere entered into a letter agreement (the “Letter Agreement”) with Mr. Teague, its Executive Vice President, Asset Group and a member of our board of directors. Pursuant to the terms of the Letter Agreement, unless terminated earlier by either party, Mr. Teague’s employment with Cheniere will continue through the date that is seven days after the date of substantial completion of Train 2 at Cheniere Partners’ liquefaction project under construction and development at the Sabine Pass LNG terminal in Louisiana (the “Continuation Period”), which Cheniere Partners expects to be achieved in September 2016, based on the current construction schedule. Upon any termination of Mr. Teague’s employment with Cheniere, he has agreed to resign from any position he holds with the Company. Mr. Teague has agreed in the Letter Agreement not to use or disclose any of Cheniere’s or its affiliates’ confidential or proprietary information.

The foregoing description of the Letter Agreement is qualified in its entirety by reference to such agreement, which is filed as Exhibit 10.6 hereto and incorporated herein by reference.

Compliance Disclosure

Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended March 31, 2016, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our quarterly report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During the quarter ended March 31, 2016, we did not engage in any transactions with Iran or with persons or entities related to Iran.

Blackstone CQP Holdco LP, an affiliate of The Blackstone Group L.P. (“Blackstone Group”), is a holder of approximately 29% of the outstanding equity interests of Cheniere Partners and has three representatives on the board of directors of Cheniere Partners’ general partner. Accordingly, Blackstone Group may be deemed an “affiliate” of Cheniere Partners, as that term is defined in Exchange Act Rule 12b-2. We have received notice from Blackstone Group that it may include in its quarterly report on Form 10-Q for the quarterly period ended March 31, 2016 disclosures pursuant to ITRA regarding two of its portfolio companies that may be deemed to be affiliates of Blackstone Group. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, these portfolio companies of Blackstone Group, through Blackstone Group’s ownership of Cheniere Partners, may also be deemed to be affiliates of ours. We have not independently verified the disclosure described in the following paragraphs.

We have received notice from Blackstone Group that Travelport Worldwide Limited (“Travelport”) has engaged in the following activities: as part of its global business in the travel industry, Travelport provides certain passenger travel related Travel Commerce Platform and Technology Services to Iran Air. Travelport also provides certain airline Technology Services to Iran Air Tours. The gross revenues and net profits attributable to such activities by Travelport during the quarter ended March 31, 2016 have not been reported by Travelport. Blackstone Group informed us that Travelport intends to continue these business activities with Iran Air and Iran Air Tours as such activities are either exempt from applicable sanctions prohibitions or specifically licensed by the Office of Foreign Assets Control (the “OFAC”).

We have received notice from Blackstone Group that NCR Corporation (“NCR”) has engaged in the following activities: NCR has reported that during the period from January 1, 2016 through March 31, 2016, NCR maintained a bank account and guarantees at the Commercial Bank of Syria (“CBS”), which was designated as a Specially Designated National pursuant to Executive Order 13382 (“EO 13382”) on August 10, 2011.  This bank account and the guarantees at CBS were maintained in the normal course of business prior to the listing of CBS pursuant to EO 13382.  NCR reported that the last known account balance as of March 31, 2016, was approximately $3,468.  The bank account did not generate interest from January 1, 2016 through March 31, 2016, and the guarantees did not generate any revenue or profits for NCR. Pursuant to a license granted to NCR by the OFAC on January 3, 2013, and subsequent licenses granted on April 29, 2013, July 12, 2013, February 28, 2014, November 12, 2014, and October 24, 2015, NCR has been winding down its past operations in Syria. NCR’s current license expired on April 30, 2016. NCR has also received licenses from OFAC to close the CBS account and terminate any guarantees.  NCR’s application to renew the license to transact business with CBS, which was submitted to OFAC on May 18, 2015, remains pending. Following the termination of guarantees and the closure of the account, NCR does not intend to engage in any further business activities with CBS.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1
Credit and Guaranty Agreement, dated as of February 25, 2016, among Cheniere Partners, as Borrower, certain subsidiaries of Cheniere Partners, as Subsidiary Guarantors, the lenders from time to time party thereto, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Issuing Bank, Administrative Agent and Coordinating Lead Arranger, and certain arrangers and other participants (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on March 2, 2016)

10.2
Depositary Agreement, dated as of February 25, 2016, among Cheniere Partners, certain subsidiaries of Cheniere Partners, as Subsidiary Guarantors, MUFG Union Bank, N.A., as Collateral Agent and MUFG Union Bank, N.A., as Depositary Bank (Incorporated by reference to Exhibit 10.2 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on March 2, 2016)

10.3
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00044 Potable Water Bypass Line and Pipeline Installation Tie-In at 135-A Metering Station, dated December 17, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to Sabine Pass Liquefaction, LLC’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on May 5, 2016)

10.4
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00020 Milestone Payment Adjustments, dated January 12, 2016 (Incorporated by reference to Exhibit 10.2 to Sabine Pass Liquefaction, LLC’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on May 5, 2016)

10.5
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00004 DOE Regulation Change Impacts, RECON Schedule Change, Addition of Dry Flare Connection, Fuel Gas Supply Transfer to Train 5 & East Meter Fuel Gas, dated February 18, 2016 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.3 to Sabine Pass Liquefaction, LLC’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on May 5, 2016)

10.6†
Letter agreement between R. Keith Teague and Cheniere Energy, Inc., dated May 4, 2016 (Incorporated by reference to Exhibit 10.7 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 5, 2016)

10.7
Administrative Amendment, dated December 31, 2015, to the Second Amended and Restated Common Terms Agreement dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC and Société Générale, as the Common Security Trustee and Intercreditor Agent (Incorporated by reference to Exhibit 10.7 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on May 5, 2016)

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Cheniere Energy Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

Date:	May 5, 2016	By:	/s/ Michael J. Wortley
Michael J. Wortley
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	May 5, 2016	By:	/s/ Leonard Travis
Leonard Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)