Form 10-Q
period 2016-09-30
Cheniere Energy Partners LP Holdings, LLC
filed 2016-11-03
CIK 1582966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2016
OR
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

As of October 27, 2016, the registrant had 231,700,000 common shares outstanding.

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

Abbreviated Organizational Structure
The following diagram depicts our abbreviated organizational structure as of September 30, 2016, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:
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

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2016	2015
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$460	$917
Receivables	157	157
Other current assets	106	26
Total current assets	723	1,100

Other non-current assets	—	95
Total assets	$723	$1,195

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$266	$106
Accrued liabilities—affiliate	—	6
Total current liabilities	266	112

Shareholders’ equity
Common shares: unlimited shares authorized, 231.7 million shares issued and outstanding at September 30, 2016 and December 31, 2015	664,931	664,931
Director voting share: 1 share authorized, issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Additional paid-in-capital	(271,757)	(271,757)
Accumulated deficit	(392,717)	(392,091)
Total shareholders’ equity	457	1,083
Total liabilities and shareholders’ equity	$723	$1,195

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Equity income from investment in Cheniere Partners	$5,084	$5,084	$15,253	$15,253

Expenses
General and administrative expense	484	275	1,205	875
General and administrative expense—affiliate	258	253	772	761
Total expenses	742	528	1,977	1,636

Net income	$4,342	$4,556	$13,276	$13,617

Net income per common share—basic and diluted	$0.02	$0.02	$0.06	$0.06

Weighted average number of common shares outstanding—basic and diluted	231,700	231,700	231,700	231,700

Cash dividends declared per common share	$0.020	$0.020	$0.060	$0.059

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2015	231,700	$664,931	$(271,757)	$(392,091)	$1,083
Dividends to shareholders	—	—	—	(13,902)	(13,902)
Net income	—	—	—	13,276	13,276
Balance at September 30, 2016	231,700	$664,931	$(271,757)	$(392,717)	$457

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$13,276	$13,617
Adjustments to reconcile net income to net cash used in operating activities:
Income from equity investment	(15,253)	(15,253)
Changes in operating assets and liabilities:
Receivables	—	(43)
Accounts payable and accrued liabilities	161	(122)
Accrued liabilities—affiliate	(6)	—
Other, net	14	28
Net cash used in operating activities	(1,808)	(1,773)

Cash flows from investing activities
Distributions from equity investment	15,253	15,253

Cash flows from financing activities
Dividends paid to shareholders	(13,902)	(13,670)
Other	—	(91)
Net cash used in financing activities	(13,902)	(13,761)

Net decrease in cash and cash equivalents	(457)	(281)
Cash and cash equivalents—beginning of period	917	1,261
Cash and cash equivalents—end of period	$460	$980

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF BUSINESS

We are a Delaware limited liability company formed by Cheniere (NYSE MKT: LNG) to hold its limited partner interests in Cheniere Partners, a publicly traded limited partnership (NYSE MKT: CQP). Our only business consists of owning and holding Cheniere Partners’ limited partner common units, Class B units (“Class B units”) and subordinated units (collectively, the “Cheniere Partners units”), along with cash or other property that we receive as distributions in respect of such units, and, accordingly, our consolidated operating results and financial condition are dependent on the performance of Cheniere Partners. As of September 30, 2016, we owned a 55.9% limited partner interest in Cheniere Partners.

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

Results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2016.

For further information, refer to the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2015.

Accounting for Investment in Cheniere Partners

As of both September 30, 2016 and December 31, 2015, we owned a 55.9% limited partner interest in Cheniere Partners. In addition to the Cheniere Partners units, we own a non-economic voting interest in GP Holdco, which holds a 100% indirect interest in Cheniere Partners GP. This non-economic voting interest in GP Holdco allows us to control the appointment of four of the eleven members to the board of directors of Cheniere Partners GP to oversee the operations of Cheniere Partners. Cheniere owns the sole share entitled to vote in the election of our directors (the “Director Voting Share”). If Cheniere relinquishes the Director Voting Share, which it may do in its sole discretion, or ceases to own greater than 25% of our outstanding shares, our non-economic voting interest in GP Holdco would be extinguished and we would cease to control GP Holdco. Cheniere may, at any time and without our consent, relinquish the Director Voting Share, which would cause our non-economic voting interest in GP Holdco to be extinguished. Because Cheniere may relinquish the Director Voting Share at any time and we have no variable interest in GP Holdco, we have determined that we cannot consolidate Cheniere Partners and must account for our investment in the Cheniere Partners units that we own using the equity method of accounting.

We record our share of Cheniere Partners’ net income (loss) in the period in which it is earned. The difference between our reported zero investment in Cheniere Partners as of both September 30, 2016 and December 31, 2015 and our ownership in Cheniere Partners’ reported net assets, excluding the beneficial conversion feature associated with the Class B units as reported by Cheniere Partners, was due primarily to suspended losses and equity gains from Cheniere Partners’ sales of common units that were not recognized by us.

The equity method of accounting requires that our investment in Cheniere Partners be shown in our Consolidated Balance Sheets as a single amount. Our initial investment in Cheniere Partners is recognized at cost, and this carrying amount is increased or decreased to recognize our share of income or loss of Cheniere Partners after the date of our initial investment in the Cheniere Partners units. As a result of our historical negative investment in Cheniere Partners and because we are not obligated to fund losses, we had a zero investment balance in Cheniere Partners as of both September 30, 2016 and December 31, 2015 and had suspended the use of the equity method for additional losses. After giving effect to our equity ownership in Cheniere Partners as though we had acquired the Cheniere Partners units we owned as a result of a merger of entities under common control, we had suspended losses of approximately $997 million and $789 million as of September 30, 2016 and December 31, 2015, respectively. Additional equity method losses that we incur increase the suspended loss amount.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Due to our zero investment balance in, and suspended losses of, Cheniere Partners as of both September 30, 2016 and December 31, 2015, we have historically and will continue to recognize distributions that we receive as a gain on our Consolidated Statements of Income and a corresponding entry will be made to increase the suspended loss account. Only upon recovery of all suspended losses through future earnings will equity income be reported on our Consolidated Statements of Income and future distributions reduce the carrying amount of our investment in Cheniere Partners.

NOTE 3—CAPITALIZATION

Cheniere Holdings’ authorized capital structure consists of common shares and the Director Voting Share. No owner of Cheniere Holdings shall be liable for Cheniere Holdings’ debts, liabilities or obligations beyond such owner’s capital contribution. At September 30, 2016, our issued capitalization consisted of 231.7 million common shares, of which 185.6 million common shares were owned by Cheniere and its affiliates and 46.1 million common shares were owned by the public, and one Director Voting Share owned by Cheniere. We are authorized to issue an unlimited number of common shares. Additional classes or series of securities may be created with the approval of our Board of Directors, provided that any such additional class or series must be approved by a vote of holders of a majority of our outstanding shares.

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

Class B Units

We own 45,333,334 Class B units. The Class B units are not entitled to receive cash distributions except in the event of a liquidation of Cheniere Partners, a merger, consolidation or other combination of Cheniere Partners with another person or the sale of all or substantially all of the assets of Cheniere Partners. The Class B units are subject to conversion, mandatorily or at the option of the holders of the Class B units under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. On a quarterly basis beginning on the initial purchase date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter, subject to additional upward adjustment for certain equity and debt financings. As of September 30, 2016, the accreted conversion ratio of the Class B units owned by us and Blackstone CQP Holdco was 1.80 and 1.77, respectively. We expect the Class B units to mandatorily convert into common units within 90 days of the substantial completion date of Train 3, which we currently expect to be prior to June 30, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 5—SUMMARIZED FINANCIAL INFORMATION FOR CHENIERE PARTNERS

Our consolidated operating results and financial condition are dependent on the performance of Cheniere Partners. The following tables are summarized Consolidated Statements of Operations and Consolidated Balance Sheets information for Cheniere Partners. Additional information on Cheniere Partners’ operating results and financial position are contained in its quarterly report on Form 10-Q for the quarter ended September 30, 2016, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.

Summarized Cheniere Partners Consolidated Statements of Operations Information
(in thousands)
(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues (including transactions with affiliates)	$331,409	$67,537	$549,627	$202,756
Operating costs and expenses (including transactions with affiliates)	(283,511)	(31,616)	(498,598)	(180,975)
Other expense	(129,407)	(60,053)	(307,569)	(284,632)
Net loss	$(81,509)	$(24,132)	$(256,540)	$(262,851)

Summarized Cheniere Partners Consolidated Balance Sheets Information
(in thousands)
	September 30,	December 31,
	2016	2015
	(unaudited)
Current assets	$808,392	$493,475
Non-current assets	14,134,201	12,339,678
Total assets	$14,942,593	$12,833,153

Current liabilities	$2,312,337	$2,063,017
Non-current liabilities	12,247,994	10,057,205
Partners’ equity	382,262	712,931
Total liabilities and partners’ equity	$14,942,593	$12,833,153

NOTE 6—RELATED PARTY TRANSACTIONS

Services Agreement

We, Cheniere and Cheniere Terminals, a wholly owned subsidiary of Cheniere, entered into a services agreement (the “Services Agreement”) pursuant to which we pay Cheniere a fixed fee of $1.0 million per year (payable quarterly in installments of $250,000 per quarter, in arrears), subject to adjustment for inflation, for certain general and administrative services, including the services of our directors and officers who are also directors and officers of Cheniere. In addition, we pay directly for, or reimburse Cheniere for, certain third-party general and administrative expenses incurred. Cheniere also provides us with cash management services, including treasury services with respect to the payment of dividends and allocation of reserves for taxes. Under the Services Agreement, we recorded general and administrative expense—affiliate of $0.3 million during each of the three months ended September 30, 2016 and 2015 and $0.8 million during each of the nine months ended September 30, 2016 and 2015.

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

NOTE 8—DISTRIBUTIONS RECEIVED AND DIVIDENDS PAID

The following provides a summary of distributions received from Cheniere Partners during the nine months ended September 30, 2016 and 2015:

Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Total Distribution Received (in thousands)
August 12, 2016	April 1 - June 30, 2016	$0.425	$5,084
May 13, 2016	January 1 - March 31, 2016	0.425	5,084
February 12, 2016	October 1 - December 31, 2015	0.425	5,084

August 14, 2015	April 1 - June 30, 2015	$0.425	$5,084
May 15, 2015	January 1 - March 31, 2015	0.425	5,084
February 13, 2015	October 1 - December 31, 2014	0.425	5,084

On October 21, 2016, the board of directors of Cheniere Partners GP declared a cash distribution of $0.425 per common unit with respect to the third quarter of 2016. The distribution attributable to our interest in Cheniere Partners, totaling $5.1 million, is to be paid to us on November 11, 2016. We have used these distributions from Cheniere Partners to establish cash reserves to pay general and administrative expenses (including affiliate) and to pay dividends.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following provides a summary of dividends paid by us during the nine months ended September 30, 2016 and 2015:

Date Paid	Period Covered by Dividend	Dividend Per Share	Total Dividend Paid (in thousands)
August 26, 2016	April 1 - June 30, 2016	$0.020	$4,634
May 27, 2016	January 1 - March 31, 2016	0.020	4,634
February 29, 2016	October 1 - December 31, 2015	0.020	4,634

August 28, 2015	April 1 - June 30, 2015	$0.020	$4,634
May 29, 2015	January 1 - March 31, 2015	0.020	4,634
February 27, 2015	October 1 - December 31, 2014	0.019	4,402

NOTE 9—RECENT ACCOUNTING STANDARDS

The following table provides a brief description of a recent accounting standard that had not been adopted by the Company as of September 30, 2016:

Standard	Description	Expected Date of Adoption	Effect on our Consolidated Financial Statements or Other Significant Matters
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

•
statements regarding our or Cheniere Partners’ business strategy, strengths, business and operation plans or any other plans, forecasts, projections, or objectives, including anticipated revenues, capital expenditures, maintenance and operating costs and cash flows, any or all of which are subject to change;

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

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis includes the following subjects:

•	Our Business

•	Overview of Significant Events

•	Our Relationship with Cheniere Partners

•	Liquidity and Capital Resources

•	Results of Operations

•	Off-Balance Sheet Arrangements

•	Summary of Critical Accounting Estimates

•	Recent Accounting Standards

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

Class B Units

We own 45,333,334 Class B units. The Class B units are not entitled to receive cash distributions except in the event of a liquidation of Cheniere Partners, a merger, consolidation or other combination of Cheniere Partners with another person or the sale of all or substantially all of the assets of Cheniere Partners. The Class B units are subject to conversion, mandatorily or at the option of the holders of the Class B units under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. On a quarterly basis beginning on the initial purchase date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter subject to additional upward adjustment for certain equity and debt financings. As of September 30, 2016, the accreted conversion ratio of the Class B units owned by us and Blackstone CQP Holdco was 1.80 and 1.77, respectively. We expect the Class B units to mandatorily convert into common units within 90 days of the substantial completion date of Cheniere Partners’ Train 3, which we currently expect to be prior to June 30, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time.

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

	December 31, 2016	December 31, 2017	December 31, 2018	July 9, 2019
Cheniere Holdings:
Number of Common Units	84,357	96,792	111,060	119,362
Percentage Ownership	49.4%	47.9%	46.5%	45.8%
Blackstone CQP Holdco:
Number of Common Units	182,881	209,782	240,640	258,550
Percentage Ownership (1)	39.0%	41.2%	43.3%	44.4%

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

Overview of Significant Events

Our significant accomplishments since January 1, 2016 and through the filing date of this Form 10-Q include the following:

•
On September 30, 2016, Cheniere submitted a proposal to our Board to acquire the publicly held shares of us not already owned by Cheniere in a stock for stock exchange. There can be no assurance that any discussions that may occur between us and Cheniere in connection with the proposal will result in the entry into a definitive agreement concerning a transaction or, if such a definitive agreement is reached, will result in the consummation of a transaction provided for in such definitive agreement.

•
In August and September 2016, the Board accepted the resignations of Meg A. Gentle and R. Keith Teague. Cheniere, as holder of the sole share entitled to vote in the election of directors of Cheniere Holdings, appointed Anatol Feygin and Doug Shanda as members of the Board.

Our Relationship with Cheniere Partners

We own approximately 55.9% of the outstanding Cheniere Partners units. As a result of our non-economic voting interest in GP Holdco, which holds a 100% interest in Cheniere Partners GP, we control GP Holdco and indirectly control the appointment of four of the eleven members of the board of directors of Cheniere Partners GP to oversee the operations of Cheniere Partners. Cheniere owns the sole share entitled to vote in the election of our directors (the “Director Voting Share”). If Cheniere relinquishes the Director Voting Share, which it may do in its sole discretion, or ceases to own greater than 25% of our outstanding shares, our non-economic voting interest in GP Holdco would be extinguished and we would cease to control GP Holdco. Because our only assets are limited partner interests in Cheniere Partners and we are therefore dependent on the operating results and financial condition of Cheniere Partners, we believe that the discussion and analysis of Cheniere Partners’ financial condition and operating results is important to our shareholders. Therefore, Cheniere Partners’ quarterly report on Form 10-Q for the quarter ended September 30, 2016 has been included in this filing as Exhibit 99.1 and incorporated herein by reference (the “Cheniere Partners Quarterly Report”).

Liquidity and Capital Resources

As of September 30, 2016, we had cash and cash equivalents of $0.5 million. Our capital structure consists only of common shares, of which 185.6 million shares are owned by Cheniere and 46.1 million shares are owned by the public, and one Director Voting Share which is held by Cheniere. We are authorized to issue an unlimited number of additional common shares. Additional classes or series of securities may be created with the approval of our Board, provided that any such additional class or series must be approved by a vote of holders of a majority of our outstanding shares. Our shareholders will not have preemptive or preferential rights to acquire additional common shares or other classes of our securities.

Cheniere provides certain general and administrative services pursuant to the Services Agreement. We pay a fixed fee of $1.0 million per year (payable quarterly in installments of $250,000 per quarter, in arrears), subject to adjustment for inflation, for certain general and administrative services, including the services of our directors and officers who are also directors and executive officers of Cheniere. In addition, we pay directly for, or reimburse Cheniere for, certain third-party general and administrative expenses incurred. Cheniere also provides us with cash management services, including treasury services with respect to the payment of dividends and allocation of reserves for taxes. Under the Services Agreement, we recorded general and administrative expense—affiliate of $0.3 million during each of the three months ended September 30, 2016 and 2015 and $0.8 million during each of the nine months ended September 30, 2016 and 2015.

We believe that the cash distributions we will receive on the Cheniere Partners units will be sufficient to fund fees and expenses due under the Services Agreement and our working capital requirements for the next twelve months.

Dividends

Our LLC Agreement requires us to pay dividends on our shares equal to the amount of cash that we receive as distributions in respect of the Cheniere Partners units that we own, less income taxes and reserves established by our Board. See Note 8—Distributions Received and Dividends Paid of our Notes to Consolidated Financial Statements for a summary of dividends paid by us during the nine months ended September 30, 2016 and 2015.

Sources and Uses of Cash

The following table (in thousands) summarizes the sources and uses of our cash and cash equivalents for the nine months ended September 30, 2016 and 2015. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2016	2015
Operating cash flows
Net cash used in operating activities	$(1,808)	$(1,773)

Investing cash flows
Net cash provided by investing activities	15,253	15,253

Financing cash flows
Net cash used in financing activities	(13,902)	(13,761)

Net decrease in cash, cash equivalents and restricted cash	(457)	(281)
Cash and cash equivalents—beginning of period	917	1,261
Cash and cash equivalents—end of period	$460	$980

Operating Cash Flows

Operating cash flows during each of the nine months ended September 30, 2016 and 2015 were $1.8 million, primarily as a result of the payment of general and administrative expenses (including affiliate).

Investing Cash Flows

Investing cash flows during each of the nine months ended September 30, 2016 and 2015 were $15.3 million, as a result of distributions from Cheniere Partners.

Financing Cash Flows

Financing cash flows during the nine months ended September 30, 2016 and 2015 were $13.9 million and $13.8 million, respectively, primarily as a result of dividends paid to our common shareholders in accordance with our LLC Agreement as described above.

Results of Operations

Equity Income from Investment in Cheniere Partners

We use the equity method of accounting for our limited partner ownership interest in Cheniere Partners. The equity method of accounting requires that our investment in Cheniere Partners be shown in our Consolidated Balance Sheets as a single amount. Our initial investment in Cheniere Partners was recognized at cost, and this carrying amount is increased or decreased to recognize our share of income or loss of Cheniere Partners after the date of our initial investment in the Cheniere Partners units. As a result of our historical negative investment in Cheniere Partners and because we are not obligated to fund losses, we had a zero investment balance in Cheniere Partners recorded on the Consolidated Balance Sheets as of both September 30, 2016 and December 31, 2015 and had suspended the use of the equity method for any additional losses. The suspended loss account will be increased or decreased by our share of Cheniere Partners’ future losses or earnings, respectively.  We had suspended losses of approximately $997 million and $789 million as of September 30, 2016 and December 31, 2015, respectively. Due to our zero investment balance in, and suspended losses of, Cheniere Partners as of both September 30, 2016 and December 31, 2015, we have historically and will continue to recognize distributions that we receive as a gain on our Consolidated Statements of Income and a corresponding entry will be made to increase the suspended loss account. Once we have recovered all suspended losses through our share of Cheniere Partners’ future earnings, the equity income or loss from our share of Cheniere Partners’ future earnings will be reported on our income statements.  In addition, future distributions we receive from Cheniere Partners would then reduce the carrying amount of our investment in Cheniere Partners.  We recognized $5.1 million for each of the three months ended September 30, 2016 and

2015 and $15.3 million for each of the nine months ended September 30, 2016 and 2015 of equity income from our investment in Cheniere Partners resulting from quarterly distributions that Cheniere Partners paid to us.

The following table summarizes Consolidated Statements of Operations information for Cheniere Partners. Additional information on Cheniere Partners’ operating results and financial position are contained in the Cheniere Partners Quarterly Report.

Summarized Cheniere Partners Consolidated Statements of Operations Information
(in thousands)
(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues (including transactions with affiliates)	$331,409	$67,537	$549,627	$202,756
Operating costs and expenses (including transactions with affiliates)	(283,511)	(31,616)	(498,598)	(180,975)
Other expense	(129,407)	(60,053)	(307,569)	(284,632)
Net loss	$(81,509)	$(24,132)	$(256,540)	$(262,851)

General and Administrative Expenses (including affiliate)

Our general and administrative expenses (including affiliate) are associated with managing our business and affairs. We incurred total general and administrative expenses (including affiliate) of $0.7 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively, and $2.0 million and $1.6 million for the nine months ended September 30, 2016 and 2015, respectively. These expenses included $0.3 million for each of the three months ended September 30, 2016 and 2015 and $0.8 million for each of the nine months ended September 30, 2016 and 2015 related to services provided by Cheniere under the Services Agreement necessary for the conduct of our business, such as accounting, legal, tax, information technology and other expenses.

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

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

For a discussion of these matters as they pertain to Cheniere Partners, please read Part II, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” in the Cheniere Partners Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, which is included in this filing as Exhibit 99.1 and incorporated herein by reference, as activities of Cheniere Partners have an impact on our consolidated results of operations and financial position.

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

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of September 30, 2016, there were no pending legal matters that would reasonably be expected to have a material impact on our consolidated operating results, financial position or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

ITEM 5.	OTHER INFORMATION

Compliance Disclosure

Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended September 30, 2016, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our quarterly report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. During the quarter ended September 30, 2016, we did not engage in any transactions with Iran or with persons or entities related to Iran.

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1
Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Cheniere Energy Partners LP Holdings, LLC (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-36234), filed on September 29, 2016)

4.1
Eighth Supplemental Indenture, dated as of September 19, 2016, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on September 23, 2016)

4.2
Ninth Supplemental Indenture, dated as of September 23 2016, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.2 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on September 23, 2016)

10.1
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00048 N2 Supply for High Pressure Tightness Test During Commissioning and Startup, dated July 12, 2016, (ii) the Change Order CO-00050 Train 2 N2 Dryout, dated July 29, 2016, (iii) the Change Order CO-00051 Six-Day Work Week for Insulation Scope — Subproject 2, dated August 9, 2016, and (iv) the Change Order CO-00052 Process Flares Modification Provisional Sum, dated September 1, 2016 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on November 2, 2016)

10.2
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00024 Additional Support for FERC Document Requests, dated June 20, 2016, (ii) the Change Order CO-00025 N2 Supply for High Pressure Tightness Test During Commissioning and Startup, dated July 12, 2016, (iii) the Change Order CO-00027 Addition of Check Valves to Condensate Lines, dated July 29, 2016, (iv) the Change Order CO-00028 Additional Professional Services Support Hours for the Flare System Evaluation, dated August 3, 2016, and (v) the Change Order CO-00029 Lump Sum Process Flares Modification, dated September 1, 2016 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.2 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on November 2, 2016)

10.3
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00011 Site Drainage Design Change: Professional Service Hours, dated July 26, 2016 (Incorporated by reference to Exhibit 10.3 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on November 2, 2016)

10.4
Registration Rights Agreement, dated as of September 23, 2016, between Sabine Pass Liquefaction, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on September 23, 2016)

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Cheniere Energy Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

Date:	November 2, 2016	By:	/s/ Michael J. Wortley
Michael J. Wortley
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	November 2, 2016	By:	/s/ Leonard Travis
Leonard Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)