Form 10-K
period 2016-12-31
Cheniere Energy Partners LP Holdings, LLC
filed 2017-02-24
CIK 1582966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $0.9 billion as of June 30, 2016.
As of February 17, 2017, the registrant had 231,700,000 common shares outstanding.
Documents incorporated by reference: None

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
TABLE OF CONTENTS

i

DEFINITIONS
As commonly used in the liquefied natural gas industry, to the extent applicable and as used in this annual report, the terms listed below have the following meanings:
Common Industry and Other Terms

EPC	engineering, procurement and construction
GAAP	generally accepted accounting principles in the United States
LNG	liquefied natural gas, a product of natural that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
SEC	Securities and Exchange Commission
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG

Abbreviated Organizational Structure
The following diagram depicts our abbreviated organizational structure as of December 31, 2016, including our ownership of certain subsidiaries, and the references to these entities used in this annual report:
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
All of these types of statements, other than statements of historical fact, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this annual report are largely based on our and Cheniere Partners’ expectations, which reflect estimates and assumptions made by management of the respective entities. These estimates and assumptions reflect our and Cheniere Partners’ best judgment based on currently known market conditions and other factors. Although we and Cheniere Partners believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this annual report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this annual report and in the other reports and other information that we file with the SEC. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

iii

PART I

ITEM 1.	BUSINESS

General

We are a publicly traded Delaware limited liability company formed by Cheniere in 2013 to hold its limited partner interests in Cheniere Partners, a publicly traded limited partnership. Our only business consists of owning and holding Cheniere Partners’ limited partner common units, Class B units (“Class B units”) and subordinated units (collectively, the “Cheniere Partners units”), along with cash or other property that we receive as distributions in respect of such units, and, accordingly, our operating results and financial condition are dependent on the performance of Cheniere Partners. Therefore, Cheniere Partners’ Annual Report on Form 10-K for the year ended December 31, 2016, has been included in this filing as Exhibit 99.1 and incorporated herein by reference (the “Cheniere Partners Annual Report”).

Cheniere Partners is developing, constructing and operating natural gas liquefaction facilities at the Sabine Pass LNG terminal located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast adjacent to the existing regasification facilities through its wholly owned subsidiary, SPL. The liquefaction of natural gas into LNG allows it to be shipped economically from areas of the world where natural gas is abundant and inexpensive to produce to other areas where natural gas demand and infrastructure exist to economically justify the use of LNG. Cheniere Partners owns and operates the LNG regasification facilities at the Sabine Pass LNG terminal through its wholly owned subsidiary, SPLNG. Cheniere Partners also owns a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines through its wholly owned subsidiary, CTPL.

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

As of December 31, 2016, we owned a 55.9% limited partner interest in Cheniere Partners and Cheniere owned, indirectly through GP Holdco, the general partner of Cheniere Partners and the incentive distribution rights in Cheniere Partners. In addition, we owned a non-economic voting interest in GP Holdco that allows us to control GP Holdco and the appointment of four of the eleven members to the board of directors of the general partner of Cheniere Partners to oversee the operations of Cheniere Partners. Cheniere owns the sole share entitled to vote in the election of our directors (the “Director Voting Share”). If Cheniere relinquishes the Director Voting Share, which it may do in its sole discretion, or ceases to own greater than 25% of our outstanding shares (a “Cheniere Separation Event”), our non-economic voting interest in GP Holdco would be extinguished and we would cease to control GP Holdco.

The following diagram depicts our abbreviated capital structure as of December 31, 2016:

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
Class B Units

We own 45,333,334 Class B units. The Class B units are not entitled to receive cash distributions except in the event of a liquidation of Cheniere Partners, a merger, consolidation or other combination of Cheniere Partners with another person or the sale of all or substantially all of the assets of Cheniere Partners. The Class B units are subject to conversion, mandatorily or at the option of the holders of the Class B units under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. On a quarterly basis beginning on the initial purchase date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter subject to additional upward adjustment for certain equity and debt financings. As of December 31, 2016, the accreted conversion ratio of the Class B units owned by us and Blackstone CQP Holdco was 1.86 and 1.83, respectively. The Class B units will mandatorily convert into common units on the first business day following the record date of our first distribution after the substantial completion date of Cheniere Partners’ Train 3, but in any case no earlier than the first business day following the record date of our distribution with respect to the quarter ended June 30, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time.

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

	December 31, 2017	December 31, 2018	July 9, 2019
Cheniere Holdings:
Number of Common Units	96,792	111,060	118,959
Percentage Ownership	47.9%	46.5%	45.9%
Blackstone CQP Holdco:
Number of Common Units	209,782	240,640	257,683
Percentage Ownership (1)	41.2%	43.3%	44.4%

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

Employees

We have no employees and rely on Cheniere, via the Services Agreement, to manage all aspects of the conduct of our business. As of January 31, 2017, Cheniere and its subsidiaries had 911 full-time employees.

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

•
we may be required to modify our Consolidated Financial Statements to reflect a change from the equity method of accounting to the fair value method of accounting, which might result in a change to the way we value our assets;

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

Cheniere owns 82.6% of our outstanding shares, as well as the Director Voting Share. By holding the Director Voting Share and more than 50% of our outstanding shares, Cheniere has the ability to control us, including amending our LLC Agreement, without the vote of a holder of any other shares. Furthermore, under Delaware law, Cheniere is able to take certain actions by written consent of the majority of the outstanding shares without calling a meeting of our shareholders. In addition, as the owner of the Director Voting Share, Cheniere has the sole ability to elect our directors until a Cheniere Separation Event. While Cheniere continues to beneficially own a majority of our outstanding shares and the Director Voting Share, shareholders that are not affiliated with Cheniere have limited voting rights on matters affecting our business, which could affect the price at which our shares trade.

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

The market price of our shares has historically experienced and may continue to experience volatility. For example, between January 1, 2016 and December 31, 2016, the market price of our shares ranged between $12.04 and $23.05. Such fluctuations may continue as a result of a variety of factors, some of which are beyond our control, including:

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

•	we have elected to be treated as a corporation for federal income tax purposes.
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

Cheniere Partners has not been profitable, and because we use the equity method of accounting, as of December 31, 2016, we reflect our investment in Cheniere Partners as having no value. Because Cheniere Partners does not expect to be profitable in the near future, our Consolidated Balance Sheet is likely to continue to reflect our assets as having no value for some period after Cheniere Partners does become profitable. It may therefore be difficult for investors to easily assess our business and operating results, which could adversely affect the trading price of our shares.

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

Prior to and in connection with our initial public offering, we and other members of the Cheniere consolidated group for U.S. federal income tax purposes participated in a series of restructuring transactions intended to qualify as tax-free for U.S. federal income tax purposes. No ruling from the U.S. Internal Revenue Service was requested in connection with such restructuring transactions.

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

If Cheniere Partners were subject to a material amount of entity-level income taxes or similar taxes, whether as a result of being treated as a corporation for U.S. federal income tax purposes or otherwise, its cash available for distribution would be reduced substantially.

The anticipated benefit of an investment in Cheniere Partners units depends largely on the assumption that Cheniere Partners will not be subject to a material amount of entity-level income taxes or similar taxes.

Cheniere Partners may be subject to material entity-level U.S. federal income tax and state income taxes if it is treated as a corporation, rather than as a partnership, for U.S. federal income tax purposes. Because the common units are publicly traded, Section 7704 of the Internal Revenue Code requires that Cheniere Partners derive at least 90% of its gross income each year from the transportation, storage, processing and marketing of crude oil, natural gas and products thereof, or from certain other specified activities, in order to be treated as a partnership for U.S. federal income tax purposes. We believe that Cheniere Partners has satisfied this “qualifying income” requirement and will continue to do so in the future, so we believe Cheniere Partners is and will be treated as a partnership for U.S. federal income tax purposes. Failing to meet the qualifying income requirement or a change in current law could cause Cheniere Partners to be treated as a corporation for U.S. federal income tax purposes or otherwise subject Cheniere Partners to material entity-level taxes. From time to time, the U.S. President and members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that would affect certain publicly traded partnerships. Further, final Treasury regulations under Section 7704(d)(1)(E) of the Code recently published in the Federal Register interpret the scope of qualifying income requirements for publicly traded partnerships by providing industry-specific guidance. We are unable to predict whether any changes or other proposals will ultimately be enacted. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the requirements for partnership status, affect or cause Cheniere Partners to change its business activities, change the character or treatment of portions of Cheniere Partners’ income and adversely affect our investment in Cheniere Partners units.

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

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2016, there were no pending legal matters that would reasonably be expected to have a material impact on our consolidated operating results, financial position or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the NYSE MKT under the symbol “CQH” and began trading in December 2013, after the pricing of our IPO. The table below presents the high and low sales prices per common share, as reported by the NYSE MKT, and cash dividends to common shareholders for each quarter during 2016 and 2015.

	High	Low	Cash Dividends Per Common Share
2016
First Quarter	$18.41	$12.04	$0.020
Second Quarter	21.33	16.94	0.020
Third Quarter	22.84	18.73	0.020
Fourth Quarter	23.05	19.00	0.020

2015
First Quarter	$24.77	$20.50	$0.020
Second Quarter	25.99	23.13	0.020
Third Quarter	23.85	17.71	0.020
Fourth Quarter	21.21	14.91	0.020

As of February 17, 2017, there were approximately 3 shareholders of record.

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

	Year Ended December 31,			Period from July 29, 2013 (Date of Inception) Through December 31, 2013
	2016	2015	2014
Consolidated Statement of Income data:
Equity income from investment in Cheniere Partners	$20,338	$20,338	$20,338	$—
Net income (loss)	17,798	18,173	18,141	(54)
Net income per common share, basic and diluted	$0.08	$0.08	$0.08	$0.00
Weighted average shares outstanding	231,700	231,700	231,700	231,700

Consolidated Balance Sheet data:
Total assets	$423	$1,195	$1,553	$353

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

Class B Units

We own 45,333,334 Class B units. The Class B units are not entitled to receive cash distributions except in the event of a liquidation of Cheniere Partners, a merger, consolidation or other combination of Cheniere Partners with another person or the sale of all or substantially all of the assets of Cheniere Partners. The Class B units are subject to conversion, mandatorily or at the option of the holders of the Class B units under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. On a quarterly basis beginning on the initial purchase date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter subject to additional upward adjustment for certain equity and debt financings. As of December 31, 2016, the accreted conversion ratio of the Class B units owned by us and Blackstone CQP Holdco was 1.86 and 1.83, respectively. The Class B units will mandatorily convert into common units on the first business day following the record date of our first distribution after the substantial completion date of Cheniere Partners’ Train 3, but in any case no earlier than the first business day following the record date of our distribution with respect to the quarter ended June 30, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time.

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

	December 31, 2017	December 31, 2018	July 9, 2019
Cheniere Holdings:
Number of Common Units	96,792	111,060	118,959
Percentage Ownership	47.9%	46.5%	45.9%
Blackstone CQP Holdco:
Number of Common Units	209,782	240,640	257,683
Percentage Ownership (1)	41.2%	43.3%	44.4%

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

Overview of Significant Events

Our significant accomplishments since January 1, 2016 and through the filing date of this Form 10-K include the following:

•
In May 2016, the Board appointed Jack A. Fusco as our Chairman of the Board and President and Chief Executive Officer. Mr. Fusco replaced our former Chairman of the Board and Interim Chief Executive Officer and President, Neal A. Shear.

•	In September 2016, the Board appointed Anatol Feygin and Doug Shanda as members of the Board.

•
In December 2016, Cheniere terminated negotiations with the conflicts committee of our Board regarding Cheniere’s previously announced non-binding proposal to acquire all of our publicly held shares not already owned by Cheniere in a stock for stock exchange transaction. Subsequent to the termination of negotiations, Cheniere has acquired a total of 5,785,161 shares of our common shares through individually negotiated transactions with our shareholders.

Our Relationship with Cheniere Partners

We own approximately 55.9% of the outstanding Cheniere Partners units. As a result of our non-economic voting interest in GP Holdco, which holds a 100% interest in Cheniere Partners GP, we control GP Holdco and indirectly control the appointment of four of the eleven members of the board of directors of Cheniere Partners GP to oversee the operations of Cheniere Partners. Cheniere owns the sole share entitled to vote in the election of our directors (the “Director Voting Share”). If Cheniere relinquishes the Director Voting Share, which it may do in its sole discretion, or ceases to own greater than 25% of our outstanding shares, our non-economic voting interest in GP Holdco would be extinguished and we would cease to control GP Holdco. Because our only assets are limited partner interests in Cheniere Partners and we are therefore dependent on the operating results and financial condition of Cheniere Partners, we believe that the discussion and analysis of Cheniere Partners’ financial condition and operating results is important to our shareholders. Therefore, Cheniere Partners’ annual report on Form 10-K for the fiscal year ended December 31, 2016 has been included in this filing as Exhibit 99.1 and incorporated herein by reference (the “Cheniere Partners Annual Report”).

Liquidity and Capital Resources

As of December 31, 2016, we had cash and cash equivalents of $0.2 million. Our capital structure consists only of common shares, of which 191.4 million shares are owned by Cheniere and 40.3 million shares are owned by the public, and one Director Voting Share which is held by Cheniere. We are authorized to issue an unlimited number of additional common shares. Additional classes or series of securities may be created with the approval of our Board, provided that any such additional class or series must be approved by a vote of holders of a majority of our outstanding shares. Our shareholders will not have preemptive or preferential rights to acquire additional common shares or other classes of our securities.

Cheniere provides certain general and administrative services pursuant to the Services Agreement. We pay a fixed fee of $1.0 million per year (payable quarterly in installments of $250,000 per quarter, in arrears), subject to adjustment for inflation, for certain general and administrative services, including the services of our directors and officers who are also directors and executive officers of Cheniere. In addition, we pay directly for, or reimburse Cheniere for, certain third-party general and administrative expenses incurred. Cheniere also provides us with cash management services, including treasury services with respect to the payment of dividends and allocation of reserves for taxes. Under the Services Agreement, we recorded general and administrative expense—affiliate of $1.0 million during each of the years ended December 31, 2016, 2015 and 2014.

We believe that the cash distributions we will receive on the Cheniere Partners units will be sufficient to fund fees and expenses due under the Services Agreement and our working capital requirements for the next twelve months.

Dividends

Our LLC Agreement requires us to pay dividends on our shares equal to the amount of cash that we receive as distributions in respect of the Cheniere Partners units that we own, less income taxes and reserves established by our Board. See Note 8—Distributions Received and Dividends Paid of our Notes to Consolidated Financial Statements for a summary of dividends paid by us during the years ended December 31, 2016 and 2015.

Sources and Uses of Cash

The following table (in thousands) summarizes the sources and uses of our cash and cash equivalents for the years ended December 31, 2016, 2015 and 2014. Additional discussion of these items follows the table.

	Year Ended December 31,
	2016	2015	2014
Operating cash flows
Net cash used in operating activities	$(2,500)	$(2,165)	$(2,147)

Investing cash flows
Net cash provided by investing activities	20,338	20,338	20,338

Financing cash flows
Net cash used in financing activities	(18,536)	(18,517)	(16,930)

Net increase (decrease) in cash and cash equivalents	(698)	(344)	1,261
Cash and cash equivalents—beginning of period	917	1,261	—
Cash and cash equivalents—end of period	$219	$917	$1,261

Operating Cash Flows

Operating cash outflows during the years ended December 31, 2016, 2015 and 2014 were $2.5 million, $2.2 million and $2.1 million, respectively, primarily as a result of the payment of general and administrative expenses (including affiliate).

Investing Cash Flows

Investing cash inflows during each of the years ended December 31, 2016, 2015 and 2014 were $20.3 million, as a result of distributions from Cheniere Partners.

Financing Cash Flows

Financing cash outflows during the years ended December 31, 2016, 2015 and 2014 were $18.5 million, $18.5 million and $16.9 million, respectively, primarily as a result of dividends paid to our common shareholders in accordance with our LLC Agreement as described above. Additionally, during the year ended December 31, 2014, we completed a public offering of 10,100,000 common shares for net proceeds of $229.9 million. The net proceeds were used to redeem from Cheniere the same number of common shares, which reduced their ownership of our common shares.

Results of Operations

Equity Income from Investment in Cheniere Partners

We use the equity method of accounting for our limited partner ownership interest in Cheniere Partners. The equity method of accounting requires that our investment in Cheniere Partners be shown in our Consolidated Balance Sheets as a single amount. Our initial investment in Cheniere Partners was recognized at cost, and this carrying amount is increased or decreased to recognize our share of income or loss of Cheniere Partners after the date of our initial investment in the Cheniere Partners units. As a result of our historical negative investment in Cheniere Partners and because we are not obligated to fund losses, we had a zero investment balance in Cheniere Partners recorded on the Consolidated Balance Sheets as of both December 31, 2016 and 2015 and had suspended the use of the equity method for any additional losses. The suspended loss account will be increased or decreased by our share of Cheniere Partners’ future losses or earnings, respectively.  We had suspended losses of approximately $938 million and $789 million as of December 31, 2016 and 2015, respectively. Due to our zero investment balance in, and suspended losses of, Cheniere Partners as of both December 31, 2016 and 2015, we have historically and will continue to recognize distributions that we receive as a gain on our Consolidated Statements of Income and a corresponding entry will be made to increase the suspended loss account. Once we have recovered all suspended losses through our share of Cheniere Partners’ future earnings, the equity income or loss from our share of Cheniere Partners’ future earnings will be reported on our income statements.  In addition, future distributions we receive from Cheniere Partners would then reduce the carrying amount of our investment in Cheniere Partners.  We recognized $20.3 million for each of the years ended December 31, 2016, 2015 and 2014 of equity income from our investment in Cheniere Partners resulting from quarterly distributions that Cheniere Partners paid to us.

The following table summarizes Consolidated Statements of Operations information for Cheniere Partners. Additional information on Cheniere Partners’ operating results and financial position are contained in the Cheniere Partners Annual Report.

Summarized Cheniere Partners Consolidated Statements of Operations Information
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Revenues (including transactions with affiliates)	$1,100,240	$270,028	$268,698
Operating costs and expenses (including transactions with affiliates)	(849,804)	(266,986)	(268,183)
Other expense	(421,631)	(321,933)	(410,551)
Net loss	$(171,195)	$(318,891)	$(410,036)

General and Administrative Expenses (including affiliate)

Our general and administrative expenses (including affiliate) are associated with managing our business and affairs. We incurred total general and administrative expenses (including affiliate) of $2.5 million for the year ended December 31, 2016 and $2.2 million for each of the years ended December 31, 2015 and 2014. The $0.3 million increase in the year ended December 31,

2016 related to expenses incurred in connection with the negotiations with Cheniere regarding the proposed stock for stock exchange transaction, which was terminated in December 2016. These expenses included $1.0 million for each of the years ended December 31, 2016, 2015 and 2014 related to services provided by Cheniere under the Services Agreement necessary for the conduct of our business, such as accounting, legal, tax, information technology and other expenses.

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

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

For a discussion of these matters as they pertain to Cheniere Partners, please read Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in the Cheniere Partners Annual Report as activities of Cheniere Partners have an impact on our consolidated operating results and financial position.

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

Based on our assessment, we have concluded that Cheniere Holdings maintained effective internal control over financial reporting as of December 31, 2016, based on criteria in Internal Control—Integrated Framework (2013) issued by the COSO.

Cheniere Holdings’ independent registered public accounting firm, KPMG LLP, has issued an audit report on Cheniere Holdings’ internal control over financial reporting as of December 31, 2016, which is contained in this Form 10-K.

Management’s Certifications

The certifications of Cheniere Holdings’ Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31 and 32 in Cheniere Holdings’ Form 10-K.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

By:	/s/ Jack A. Fusco	By:	/s/ Michael J. Wortley
	Jack A. Fusco		Michael J. Wortley
	President and Chief Executive Officer (Principal Executive Officer)		Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Cheniere Energy Partners LP Holdings, LLC:

We have audited the accompanying consolidated balance sheets of Cheniere Energy Partners LP Holdings, LLC and subsidiary (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cheniere Energy Partners LP Holdings, LLC and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cheniere Energy Partners LP Holdings, LLC’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP

Houston, Texas
February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Cheniere Energy Partners LP Holdings, LLC:
We have audited Cheniere Energy Partners LP Holdings, LLC’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cheniere Energy Partners LP Holdings, LLC’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Cheniere Energy Partners LP Holdings, LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cheniere Energy Partners LP Holdings, LLC and subsidiary as of December 31, 2016 and 2015, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP

Houston, Texas
February 24, 2017

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$219	$917
Receivables	153	157
Other current assets	51	26
Total current assets	423	1,100

Other non-current assets	—	95
Total assets	$423	$1,195

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$78	$106
Accrued liabilities—affiliate	—	6
Total current liabilities	78	112

Shareholders’ equity
Common shares: unlimited shares authorized, 231.7 million shares issued and outstanding at December 31, 2016 and 2015	664,931	664,931
Director voting share: 1 share authorized, issued and outstanding at December 31, 2016 and 2015	—	—
Additional paid-in-capital	(271,757)	(271,757)
Accumulated deficit	(392,829)	(392,091)
Total shareholders’ equity	345	1,083
Total liabilities and shareholders’ equity	$423	$1,195

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Equity income from investment in Cheniere Partners	$20,338	$20,338	$20,338

Expenses
General and administrative expense	1,511	1,150	1,182
General and administrative expense—affiliate	1,029	1,015	1,015
Total expenses	2,540	2,165	2,197

Net income	$17,798	$18,173	$18,141

Net income per common share—basic and diluted	$0.08	$0.08	$0.08

Weighted average number of common shares outstanding—basic and diluted	231,700	231,700	231,700

Cash dividends declared per common share	$0.080	$0.079	$0.074

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2013	231,700	$664,931	—	$—	$(271,757)	$(392,955)	$219
Dividends to shareholders	—	—	—	—	—	(17,146)	(17,146)
Proceeds from public offering, net issuance costs	10,100	228,781	—	—	—	—	228,781
Redemption of common shares owned by Cheniere	(10,100)	(228,781)	—	—	—	—	(228,781)
Treasury stock acquired	—	—	10,100	—	—	—	—
Treasury stock retired	—	—	(10,100)	—	—	—	—
Net income	—	—	—	—	—	18,141	18,141
Balance at December 31, 2014	231,700	664,931	—	—	(271,757)	(391,960)	1,214
Dividends to shareholders	—	—	—	—	—	(18,304)	(18,304)
Net income	—	—	—	—	—	18,173	18,173
Balance at December 31, 2015	231,700	664,931	—	—	(271,757)	(392,091)	1,083
Dividends to shareholders	—	—	—	—	—	(18,536)	(18,536)
Net income	—	—	—	—	—	17,798	17,798
Balance at December 31, 2016	231,700	$664,931	—	$—	$(271,757)	$(392,829)	$345

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$17,798	$18,173	$18,141
Adjustments to reconcile net income to net cash used in operating activities:
Income from equity investment	(20,338)	(20,338)	(20,338)
Changes in operating assets and liabilities:
Receivables	4	(43)	47
Accounts receivable—affiliate	—	—	70
Accounts payable and accrued liabilities	(27)	(20)	28
Accrued liabilities—affiliate	(6)	6	(40)
Other, net	69	57	(55)
Net cash used in operating activities	(2,500)	(2,165)	(2,147)

Cash flows from investing activities
Distributions from equity investment	20,338	20,338	20,338

Cash flows from financing activities
Proceeds from sale of common shares	—	—	229,876
Redemption of common shares	—	—	(228,781)
Offering costs	—	(213)	(879)
Dividends paid to shareholders	(18,536)	(18,304)	(17,146)
Net cash used in financing activities	(18,536)	(18,517)	(16,930)

Net increase (decrease) in cash and cash equivalents	(698)	(344)	1,261
Cash and cash equivalents—beginning of period	917	1,261	—
Cash and cash equivalents—end of period	$219	$917	$1,261

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

In November 2014, we completed a public offering of 10.1 million common shares to the public at a price of $22.76 per share for net proceeds of approximately $229 million, after deducting the underwriting discount and offering expenses. The net proceeds from the offering were used to redeem from Cheniere the same number of common shares, which reduced Cheniere’s ownership of our common shares from 84.5% to 80.1%.

In December 2016, Cheniere purchased 5,785,161 of our common shares in exchange for unregistered common shares of Cheniere at an exchange ratio of 0.5205 common shares of Cheniere for each our common shares in privately negotiated stock-for-stock exchange transactions, increasing Cheniere’s ownership of our common shares from 80.1% to 82.6%.

At no time prior to the IPO did we have any operations or own any interest in Cheniere Partners. After the IPO and as of December 31, 2016, our sole purpose was to own the Cheniere Partners units and we expect to have no significant assets or operations other than those related to our interest in Cheniere Partners.

As of December 31, 2016, we owned a 55.9% limited partner interest in Cheniere Partners. No owner of Cheniere Holdings shall be liable for Cheniere Holdings’ debts, liabilities or obligations beyond such owners’ capital contribution.

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

Accounting for Investment in Cheniere Partners

As of both December 31, 2016 and 2015, we owned a 55.9% limited partner interest in Cheniere Partners. In addition to the Cheniere Partners units, we own a non-economic voting interest in GP Holdco, which holds a 100% indirect interest in Cheniere Partners GP. This non-economic voting interest in GP Holdco allows us to control the appointment of four of the eleven members to the board of directors of Cheniere Partners GP to oversee the operations of Cheniere Partners. Cheniere owns the sole share entitled to vote in the election of our directors (the “Director Voting Share”). If Cheniere relinquishes the Director Voting Share, which it may do in its sole discretion, or ceases to own greater than 25% of our outstanding shares, our non-economic voting interest in GP Holdco would be extinguished and we would cease to control GP Holdco. Cheniere may, at any time and without our consent, relinquish the Director Voting Share, which would cause our non-economic voting interest in GP Holdco to be extinguished. Because Cheniere may relinquish the Director Voting Share at any time and we have no variable interest in GP

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Holdco, we have determined that we cannot consolidate Cheniere Partners and must account for our investment in the Cheniere Partners units that we own using the equity method of accounting.

We record our share of Cheniere Partners’ net income (loss) in the period in which it is earned. The difference between our reported zero investment in Cheniere Partners as of both December 31, 2016 and 2015 and our ownership in Cheniere Partners’ reported net assets, excluding the beneficial conversion feature associated with the Class B units as reported by Cheniere Partners, was due primarily to suspended losses and equity gains from Cheniere Partners’ sales of common units that were not recognized by us.

The equity method of accounting requires that our investment in Cheniere Partners be shown in our Consolidated Balance Sheets as a single amount. Our initial investment in Cheniere Partners is recognized at cost, and this carrying amount is increased or decreased to recognize our share of income or loss of Cheniere Partners after the date of our initial investment in the Cheniere Partners units. As a result of our historical negative investment in Cheniere Partners and because we are not obligated to fund losses, we had a zero investment balance in Cheniere Partners as of both December 31, 2016 and 2015 and had suspended the use of the equity method for additional losses. After giving effect to our equity ownership in Cheniere Partners as though we had acquired the Cheniere Partners units we owned as a result of a merger of entities under common control, we had suspended losses of approximately $938 million and $789 million as of December 31, 2016 and 2015, respectively. Additional equity method losses that we incur increase the suspended loss amount.

Due to our zero investment balance in, and suspended losses of, Cheniere Partners as of both December 31, 2016 and 2015, we have historically and will continue to recognize distributions that we receive as a gain on our Consolidated Statements of Income and a corresponding entry will be made to increase the suspended loss account. Only upon recovery of all suspended losses through future earnings will equity income be reported on our Consolidated Statements of Income and future distributions reduce the carrying amount of our investment in Cheniere Partners.

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

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 3—CAPITALIZATION

Cheniere Holdings’ authorized capital structure consists of common shares and the Director Voting Share. No owner of Cheniere Holdings shall be liable for Cheniere Holdings’ debts, liabilities or obligations beyond such owner’s capital contribution. At December 31, 2016, our issued capitalization consisted of 231.7 million common shares, of which 191.4 million common shares were owned by Cheniere and its affiliates and 40.3 million common shares were owned by the public, and one Director Voting Share owned by Cheniere. We are authorized to issue an unlimited number of common shares. Additional classes or series of securities may be created with the approval of our Board, provided that any such additional class or series must be approved by a vote of holders of a majority of our outstanding shares.

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

Class B Units

We own 45,333,334 Class B units. The Class B units are not entitled to receive cash distributions except in the event of a liquidation of Cheniere Partners, a merger, consolidation or other combination of Cheniere Partners with another person or the sale of all or substantially all of the assets of Cheniere Partners. The Class B units are subject to conversion, mandatorily or at the option of the holders of the Class B units under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. On a quarterly basis beginning on the initial purchase date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter, subject to additional upward adjustment for certain equity and debt financings. As of December 31, 2016, the accreted conversion ratio of the Class B units owned by us and Blackstone CQP Holdco was 1.86 and 1.83, respectively. The Class B units will mandatorily convert into common units on the first business day following the record date of our first distribution after the substantial completion date of Cheniere Partners’ Train 3, but in any case no earlier than the first business day following the record date of our distribution with respect to the quarter ended June 30, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time.

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

	December 31, 2017	December 31, 2018	July 9, 2019
Cheniere Holdings:
Number of Common Units	96,792	111,060	118,959
Percentage Ownership	47.9%	46.5%	45.9%
Blackstone CQP Holdco:
Number of Common Units	209,782	240,640	257,683
Percentage Ownership (1)	41.2%	43.3%	44.4%

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

NOTE 5—SUMMARIZED FINANCIAL INFORMATION FOR CHENIERE PARTNERS

Our consolidated operating results and financial condition are dependent on the performance of Cheniere Partners. The following tables are summarized Consolidated Statements of Operations and Consolidated Balance Sheets information for Cheniere Partners. Additional information on Cheniere Partners’ operating results and financial position are contained in its annual report on Form 10-K for the fiscal year ended December 31, 2016, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.

Summarized Cheniere Partners Consolidated Statements of Operations Information
(in thousands)
	Year Ended December 31,
	2016	2015	2014
Revenues (including transactions with affiliates)	$1,100,240	$270,028	$268,698
Operating costs and expenses (including transactions with affiliates)	(849,804)	(266,986)	(268,183)
Other expense	(421,631)	(321,933)	(410,551)
Net loss	$(171,195)	$(318,891)	$(410,036)

Summarized Cheniere Partners Consolidated Balance Sheets Information
(in thousands)
	December 31,
	2016	2015
Current assets	$958,260	$493,475
Non-current assets	14,584,080	12,339,678
Total assets	$15,542,340	$12,833,153

Current liabilities	$855,711	$2,063,017
Non-current liabilities	14,243,575	10,057,205
Partners’ equity	443,054	712,931
Total liabilities and partners’ equity	$15,542,340	$12,833,153

NOTE 6—RELATED PARTY TRANSACTIONS

Services Agreement

We, Cheniere and Cheniere Terminals, a wholly owned subsidiary of Cheniere, entered into a services agreement (the “Services Agreement”) pursuant to which we pay Cheniere a fixed fee of $1.0 million per year (payable quarterly in installments

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

of $250,000 per quarter, in arrears), subject to adjustment for inflation, for certain general and administrative services, including the services of our directors and officers who are also directors and officers of Cheniere. In addition, we pay directly for, or reimburse Cheniere for, certain third-party general and administrative expenses incurred. Cheniere also provides us with cash management services, including treasury services with respect to the payment of dividends and allocation of reserves for taxes. Under the Services Agreement, we recorded general and administrative expense—affiliate of $1.0 million during each of the years ended December 31, 2016, 2015 and 2014.

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

NOTE 7—INCOME TAXES

The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State tax rate	(1.7)%	—%	—%
Valuation allowance	(4.5)%	(42.4)%	(40.3)%
Disallowed interest from investment in limited partnership	5.0%	5.2%	5.3%
Investments tax credit	(33.8)%	—%	—%
Other	—%	2.2%	—%
Effective tax rate as reported	—%	—%	—%

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Significant components of our deferred tax assets and liabilities at December 31, 2016 and 2015 are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets
NOL carryforwards and credits
Federal	$587,434	$516,656
State	169,371	155,395
Other	88	2,342
Less: net deferred tax asset valuation allowance	(270,494)	(271,909)
Total deferred tax assets	486,399	402,484

Deferred tax liabilities
Investment in limited partnership	(486,399)	(402,484)
Total deferred tax liabilities	(486,399)	(402,484)

Net deferred tax assets	$—	$—

The federal deferred tax assets presented above do not include the state tax benefits as our net deferred state tax assets are offset with a full valuation allowance.

At December 31, 2016, we had federal and state NOL carryforwards of approximately $1.7 billion and $2.1 billion, respectively. These NOL carryforwards will expire between 2025 and 2036.

Due to our history of NOLs, current year NOLs and significant risk factors related to our ability to generate taxable income, we have established a valuation allowance to fully offset our federal and state deferred tax assets as of December 31, 2016 and 2015.  We will continue to evaluate our ability to release the valuation allowance in the future. The decrease in the valuation allowance was $1.4 million for the year ended December 31, 2016. Deferred tax assets and deferred tax liabilities are classified as non-current in our Consolidated Balance Sheets.

Changes in the balance of unrecognized tax benefits are as follows (in thousands):

	December 31,
	2016	2015
Balance at beginning of period	$10,314	$10,314
Additions based on tax positions related to current year	—	—
Additions for tax positions at formation	—	—
Reductions for tax positions of prior years	—	—
Settlements	—	—
Balance at end of the period	$10,314	$10,314

Our effective tax rate will not be affected if the unrecognized federal income tax benefits provided above were recognized. Currently, we do not recognize any accrued liabilities, interest and penalties associated with the unrecognized tax benefits provided above in our Consolidated Statements of Income or our Consolidated Balance Sheets. We recognize interest and penalties related to income tax matters as part of income tax expense.

We have entered into a Tax Sharing Agreement with Cheniere as discussed in Note 6—Related Party Transactions. Any amounts due to Cheniere under the Tax Sharing Agreement in excess of our income tax provision calculated on a hypothetical carve-out basis will be recorded as an equity distribution.

Our taxable income or loss is included in the consolidated federal income tax return of Cheniere. Cheniere experienced an ownership change within the provisions of Internal Revenue Code (“IRC”) Section 382 in 2008, 2010 and 2012. An analysis of the annual limitation on the utilization of Cheniere’s NOLs was performed in accordance with IRC Section 382.  It was determined that IRC Section 382 will not limit the use of Cheniere’s NOLs in full over the carryover period.  Cheniere will continue to monitor trading activity in its respective shares which may cause an additional ownership change which could ultimately affect our ability to fully utilize Cheniere’s existing NOL carryforwards.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 8—DISTRIBUTIONS RECEIVED AND DIVIDENDS PAID

The following provides a summary of distributions received from Cheniere Partners during the years ended December 31, 2016 and 2015:

Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Total Distribution Received (in thousands)
November 11, 2016	July 1 - September 30, 2016	$0.425	$5,084
August 12, 2016	April 1 - June 30, 2016	0.425	5,084
May 13, 2016	January 1 - March 31, 2016	0.425	5,084
February 12, 2016	October 1 - December 31, 2015	0.425	5,084

November 13, 2015	July 1 - September 30, 2015	$0.425	$5,084
August 14, 2015	April 1 - June 30, 2015	0.425	5,084
May 15, 2015	January 1 - March 31, 2015	0.425	5,084
February 13, 2015	October 1 - December 31, 2014	0.425	5,084

On January 20, 2017, the board of directors of Cheniere Partners GP declared a cash distribution of $0.425 per common unit with respect to the fourth quarter of 2016. The distribution attributable to our interest in Cheniere Partners, totaling $5.1 million, is to be paid to us on February 13, 2017. We have used these distributions from Cheniere Partners to establish cash reserves to pay general and administrative expenses (including affiliate) and to pay dividends.

The following provides a summary of dividends paid by us during the years ended December 31, 2016 and 2015:

Date Paid	Period Covered by Dividend	Dividend Per Share	Total Dividend Paid (in thousands)
November 29, 2016	July 1 - September 30, 2016	$0.020	$4,634
August 26, 2016	April 1 - June 30, 2016	0.020	4,634
May 27, 2016	January 1 - March 31, 2016	0.020	4,634
February 29, 2016	October 1 - December 31, 2015	0.020	4,634

November 30, 2015	July 1 - September 30, 2015	$0.020	$4,634
August 28, 2015	April 1 - June 30, 2015	0.020	4,634
May 29, 2015	January 1 - March 31, 2015	0.020	4,634
February 27, 2015	October 1 - December 31, 2014	0.019	4,402

On February 8, 2017, our Board declared a cash dividend of $0.020 per common share with respect to the fourth quarter of 2016. The dividend, totaling $4.6 million, will be paid by us on February 28, 2017.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 9—RECENT ACCOUNTING STANDARDS

The following table provides a brief description of recent accounting standards that were adopted by the Company during the reporting period:

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
		December 31, 2016	The adoption of this guidance did not have an impact on our Consolidated Financial Statements or related disclosures.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
SUMMARIZED QUARTERLY FINANCIAL DATA
(unaudited)

Summarized Quarterly Financial Data—(in thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2016:
Equity income from investment in Cheniere Partners	$5,084	$5,085	$5,084	$5,085
Net income	4,493	4,441	4,342	4,522
Net income per common share—basic and diluted (1)	$0.02	$0.02	$0.02	$0.02

Year ended December 31, 2015:
Equity income from investment in Cheniere Partners	$5,084	$5,085	$5,084	$5,085
Net income	4,552	4,509	4,556	4,556
Net income per common share—basic and diluted (1)	$0.02	$0.02	$0.02	$0.02

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

Based on their evaluation as of the end of the fiscal year ended December 31, 2016, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (1) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our Management’s Report on Internal Control Over Financial Reporting is included in our Consolidated Financial Statements on page 22 and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

Compliance Disclosure

Pursuant to Section 13(r) of the Exchange Act, if during the fiscal year ended December 31, 2016, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our annual report on Form 10-K as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During the fiscal year ended December 31, 2016, we did not engage in any transactions with Iran or with persons or entities related to Iran.

Blackstone CQP Holdco LP, an affiliate of Blackstone Group, is a holder of more than 29% of the outstanding equity interests of Cheniere Partners and has three representatives on the board of directors of Cheniere Partners’ general partner. Accordingly, Blackstone Group may be deemed an “affiliate” of Cheniere Partners, as that term is defined in Exchange Act Rule 12b-2. During the fiscal year ended December 31, 2016, Blackstone Group included in its quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016 disclosures pursuant to ITRA regarding two of its portfolio companies that may be deemed to be affiliates of Blackstone Group during the period covered by the reports. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, these portfolio companies of Blackstone Group, through Blackstone Group’s ownership of Cheniere Partners, may also be deemed to have been affiliates of ours. We have not independently verified the disclosure described in the following paragraphs.

Blackstone Group disclosed that Travelport Worldwide Limited (“Travelport”) has engaged in the following activities during the quarterly period ended March 31, 2016: as part of its global business in the travel industry, Travelport provides certain passenger travel related Travel Commerce Platform and Technology Services to Iran Air. Travelport also provides certain airline Technology Services to Iran Air Tours. The gross revenues and net profits attributable to such activities by Travelport during the quarter ended March 31, 2016 were approximately $156,000 and $109,000, respectively. Blackstone Group informed us that

Travelport intended to continue these business activities with Iran Air and Iran Air Tours as such activities were either exempt from applicable sanctions prohibitions or specifically licensed by the Office of Foreign Assets Control (the “OFAC”).

Blackstone Group disclosed that NCR Corporation (“NCR”) has engaged in the following activities during the quarterly periods ended March 31, 2016 and June 30, 2016: NCR reported that during the period from January 1, 2016 through April 30, 2016, NCR continued to maintain a bank account and guarantees at the Commercial Bank of Syria (“CBS”), which was designated as a Specially Designated National pursuant to Executive Order 13382 (“EO 13382”) on August 10, 2011.  This bank account and the guarantees at CBS were maintained in the normal course of business prior to the listing of CBS pursuant to EO 13382.  NCR reported that the last known account balance as of April 30, 2016, was approximately $3,468.  The bank account did not generate interest from January 1, 2016 through April 30, 2016, and the guarantees did not generate any revenue or profits for NCR. Pursuant to a license granted to NCR by the OFAC on January 3, 2013, and subsequent licenses granted on April 29, 2013, July 12, 2013, February 28, 2014, November 12, 2014, and October 24, 2015, NCR had been winding down its past operations in Syria. NCR’s last such license expired on April 30, 2016. In addition, NCR’s application to renew the license to transact business with CBS, which was submitted to OFAC on May 18, 2015, was not acted upon prior to the expiration of NCR’s last such license. As a result, and in connection with the license expiration, NCR abandoned its remaining property in Syria, which, including the CBS account, was commercially insignificant, and ended the employment of its final two employees in Syria, who had remained employed by NCR to assist with the execution of the Company’s wind-down activities pursuant to authority granted by the OFAC licenses. NCR did not intend to engage in any further business activities with CBS.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management of Cheniere Energy Partners LP Holdings, LLC

Our business and affairs are managed by our Board. Our current directors are Jack A. Fusco, Michael J. Wortley, Anatol Feygin, Doug Shanda, Don A. Turkleson, Jonathan S. Gross and Zurab S. Kobiashvili. Our Board has determined Messrs. Turkleson, Gross and Kobiashvili to be independent. All of our directors have been elected by, and may be removed by, Cheniere (as the holder of the Director Voting Share).
Because we are a controlled company under NYSE MKT rules, we are not required to have (and have elected not to have) a board of directors composed of a majority of independent members. Our Board is generally required to have at least three independent directors serving at all times.
Our Board has appointed Mr. Fusco as our Chairman of the Board and President and Chief Executive Officer effective May 12, 2016, replacing our former Chairman of the Board and Interim Chief Executive Officer and President, Neal A. Shear. Our Board has appointed Mr. Wortley as our Chief Financial Officer. Executive officers are appointed annually.
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
The audit committee assists our Board in its oversight of the integrity of our Consolidated Financial Statements and our compliance with legal and regulatory requirements and company policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all audit services and related fees and the terms thereof and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has been given unrestricted access to the audit committee. Our audit committee charter is posted at http://www.cheniere.com/about-us/cheniere-holdings/governance-and-ethics/audit-committee-cheniere-holdings/.
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
Directors and Executive Officers
The following sets forth information, as of February 17, 2017, regarding the individuals who currently serve as directors and executive officers of Cheniere Holdings. Mr. Turkleson was elected as a director in 2013. Messrs. Wortley, Gross and

Kobiashvili were elected as directors in 2014. Mr. Fusco has served as the Chairman of the Board and President and Chief Executive Officer since May 12, 2016. Messrs. Feygin and Shanda were elected as directors in September 2016.

Name	Age	Position with Our Company
Jack A. Fusco	54	Chairman of the Board and President and Chief Executive Officer
Michael J. Wortley	40	Director and Chief Financial Officer
Anatol Feygin	48	Director
Doug Shanda	47	Director
Don A. Turkleson	62	Director
Jonathan S. Gross	58	Director
Zurab S. Kobiashvili	74	Director

Jack A. Fusco
Chairman of the Board and President and Chief Executive Officer
Mr. Fusco serves as a director, President and Chief Executive Officer of Cheniere; Chairman of the Board and President and Chief Executive Officer of Cheniere Energy Partners GP; Chief Executive Officer of SPL and a manager, President and Chief Executive Officer of the general partner of SPLNG. Mr. Fusco served as the Executive Chairman of Calpine Corporation (“Calpine”) from May 14, 2014 through May 11, 2016, Chief Executive Officer of Calpine from August 2008 to May 14, 2014 and President of Calpine from August 2008 to December 2012. Mr. Fusco has also been a director of Calpine since August 10, 2008. From July 2004 to February 2006, Mr. Fusco served as the Chairman and Chief Executive Officer of Texas Genco LLC. From 2002 through July 2004, Mr. Fusco was an exclusive energy investment advisor for Texas Pacific Group. From November 1998 until February 2002, he served as founder, President and Chief Executive Officer of Orion Power Holdings, Inc. Prior to his founding of Orion Power Holdings, Inc., Mr. Fusco was a Vice President at Goldman Sachs Power, an affiliate of Goldman, Sachs & Co. Prior to joining Goldman, Sachs & Co., Mr. Fusco was employed by Pacific Gas & Electric Company or its affiliates in various engineering and management roles for approximately 13 years. Mr. Fusco obtained a Bachelor of Science degree in Mechanical Engineering from California State University, Sacramento. Mr. Fusco served as a director on the board of Foster Wheeler Ltd., a global engineering and construction contractor and power equipment supplier, until February 2009 and on the board of Graphics Packaging Holdings, a paper and packaging company, until 2008. It was determined that Mr. Fusco should serve as a director of our general partner because of his prior experience leading successful energy industry companies and his perspective as President and Chief Executive Officer of Cheniere.

Michael J. Wortley
Director and Chief Financial Officer
Mr. Wortley has been Executive Vice President and Chief Financial Officer of Cheniere since September 2016. Mr. Wortley also serves as a Director and Executive Vice President and Chief Financial Officer of Cheniere Energy Partners GP. Mr. Wortley served as Senior Vice President and Chief Financial Officer of Cheniere from January 2014 to September 2016. Mr. Wortley served as Vice President–Strategy and Risk of Cheniere from January 2013 to January 2014 and as Vice President–Business Development of Cheniere and President of Corpus Christi Liquefaction, LLC, a wholly owned subsidiary of Cheniere, from September 2011 to January 2013. Mr. Wortley served as Cheniere’s Vice President–Strategic Planning from January 2009 to September 2011 and Manager–Strategic New Business from August 2007 to January 2009. Mr. Wortley is also Chief Financial Officer of the general partner of SPLNG and a manager and Chief Financial Officer of SPL. Prior to joining Cheniere in February 2005, Mr. Wortley spent five years in oil and gas corporate development, mergers, acquisitions and divestitures with Anadarko Petroleum Corporation (“Anadarko”), a publicly traded oil and gas exploration and production company. Mr. Wortley began his career with Union Pacific Resources Corporation, a publicly traded oil and gas exploration and production company subsequently acquired by Anadarko. Mr. Wortley received a B.B.A. in Finance from Southern Methodist University. It was determined that Mr. Wortley should serve as a director of our general partner because of his financial expertise and his perspective as Chief Financial Officer of Cheniere and certain of its affiliates. Other than Cheniere Energy Partners GP, Mr. Wortley has not held any other directorship positions in the past five years.

Anatol Feygin
Director
Mr. Feygin joined Cheniere in March 2014 as Senior Vice President, Strategy and Corporate Development. Mr. Feygin currently serves as Executive Vice President and Chief Commercial Officer of Cheniere. Mr. Feygin also serves as Executive Vice President and Chief Commercial Officer of Cheniere Energy Partners GP. Prior to joining Cheniere, Mr. Feygin worked with Loews Corporation from November 2007 to March 2014, most recently as their Vice President, Energy Strategist and Senior Portfolio Manager. Prior to joining Loews, Mr. Feygin spent three years at Bank of America, most recently as Head of Global

Commodity Strategy. Mr. Feygin began his career in banking at J.P. Morgan Securities Inc. as Senior Analyst, Natural Gas Pipelines and Distributors. Mr. Feygin earned a B.S. in Electrical Engineering from Rutgers University and his M.B.A. in Finance from the Leonard N. Stern School of Business at NYU. It was determined that Mr. Feygin should serve as one of our directors because of his commercial and commodity experience and his perspective as Chief Commercial Officer of Cheniere and certain of its affiliates. Mr. Feyin has not held any other directorship positions in the past five years.

Doug Shanda
Director
Mr. Shanda joined Cheniere in October 2012 as Vice President, Sabine Pass Operations leading the effort to prepare for liquefaction operations. His role was expanded to include Corpus Christi Operations in 2015. Mr. Shanda currently serves as Senior Vice President, Operations of Cheniere, President of SPL and Senior Vice President, Terminal Operations of Corpus Christi Liquefaction, LLC. Mr. Shanda is responsible for safe, reliable operations at Cheniere’s terminals. Mr. Shanda has been professionally involved in the power, chemical, petrochemical, refining and LNG industries for over 22 years. Mr. Shanda is currently a director of Cheniere Energy Partners GP. Prior to joining Cheniere, Mr. Shanda served as the Senior Project Engineer, Technical Manager and Plant Manager of the PERU LNG liquefaction plant in Melchorita, Peru where he was responsible for the overall management of the facility including production, marine, maintenance, technical services, EHS, security and administration. Mr. Shanda has 22 years of experience in project management and operations management. Mr. Shanda has a B.S. degree in Electrical Engineering from Iowa State University. It was determined that Mr. Shanda should serve as a director of our general partner because of his background in the LNG industry. Other than Cheniere Energy Partners GP, Mr. Shanda has not held any other directorship positions in the past five years.

Don A. Turkleson
Director and Chairman of our Audit Committee
From April 2012 until his retirement in April 2015, Mr. Turkleson served as the Vice President and Chief Financial Officer of Gulf Coast Energy Resources, LLC, a privately held energy exploration and production company. From January 2010 to April 2012, he served as the Chief Financial Officer of Laurus Energy, Inc., a privately held underground coal gasification company. He served as Senior Vice President and Chief Financial Officer of Cheniere Energy Partners GP from November 2006 to March 2009 and was a member of the board of directors of Cheniere Partners GP from November 2006 until September 2012. He became Senior Vice President of Cheniere in May 2004, and served as Treasurer and Secretary of Cheniere until December 2004 and September 2006, respectively. He served as Senior Vice President and Chief Financial Officer of Cheniere through March 2009. Prior to joining Cheniere in 1997, Mr. Turkleson was employed by PetroCorp Incorporated from 1983 to 1996, as Controller until 1986 and then as Vice President-Finance, Secretary and Treasurer. From 1975 to 1983, he worked as a Certified Public Accountant in the natural resources division of Arthur Andersen & Co. in Houston. Mr. Turkleson received a B.S. in Accounting from Louisiana State University. Since October 2016, Mr. Turkleson has served on the board of directors, on the executive committee and as chairman of the finance and audit committees of ACCEL Energy Canada Limited, a privately held company formed to develop, construct and operate facilities in Western Canada for the delivery of energy, ultra-clean fuels and specialty products. From November 2013 until the partnership was sold in July 2015, he served on the board of directors of the general partner of QEP Midstream Partners, L.P., a publicly traded master limited partnership formed to own, acquire and develop midstream assets. In addition, he served on the board of directors and as the chairman of the audit committee of the board of directors of Miller Energy Resources, Inc., a publicly traded oil and natural gas exploration, production and drilling company, from January 2011 to April 2014. It was determined that Mr. Turkleson should serve as one of our directors because of his background and experience in the energy industry and his background as a Certified Public Accountant.

Jonathan S. Gross
Director and a member of our Audit Committee
Mr. Gross is an oil and gas consultant. Since June 2009, his company, Jexco LLC, has provided upstream exploration geological and geophysical technical services for clients with projects in domestic and international basins. From June 2010 to January 2011, Mr. Gross served as Senior Vice President of Energy Partners, Ltd., a public exploration and production company. From July 2008 to April 2009, he served as Chief Operating Officer for Houston Exploration Services, Inc., a subsidiary of Kuwait Energy Company, a private exploration and production company based in Kuwait. From May 2004 to April 2008, Mr. Gross served as Senior Vice President Exploration of Cheniere with responsibilities for its domestic exploration program and international LNG sourcing. Mr. Gross served as Vice President Exploration of Cheniere from 2000 to May 2004. Prior to joining Cheniere in June 1999, Mr. Gross worked for Zydeco Energy, Inc. from January 1998 to May 1999, and Amoco Production Company as a technical contributor and team leader from 1981 to 1998. Mr. Gross received his B.A. in Geophysical Science from the University of Chicago in 1981. From April 2010 to July 2012, Mr. Gross served on the board of directors of Miller Energy Resources, Inc., a publicly traded oil and gas exploration and production company, where he was Chairman of the Nominating and Corporate

Governance Committee. He is a member of the Society of Exploration Geophysicists, the Houston Geological Society and the American Association of Petroleum Geologists where he is a Certified Geologist. It was determined that Mr. Gross should serve as one of our directors because of his background and experience in the energy industry and IT matters.

Zurab S. Kobiashvili
Director and a member of our Audit Committee
Mr. Kobiashvili served as Senior Vice President and General Counsel of Cheniere from 2004 until his retirement in February 2009. Prior to joining Cheniere, Mr. Kobiashvili was employed by Apache Corporation, a publicly traded global exploration and production company, initially as Vice President and General Counsel, beginning in 1994, and then as Senior Vice President and General Counsel. Prior to Apache Corporation, Mr. Kobiashvili served initially as a consultant and subsequently as an officer and general counsel of a number of public and private companies involved in the oil and gas exploration and production industry and in the development and operation of cogeneration power facilities. Mr. Kobiashvili earned a degree in Physics from Brown University and received his law degree from the University of Virginia. It was determined that Mr. Kobiashvili should serve as one of our directors because of his background as a senior executive and general counsel for a number of public and private companies involved in the energy industry. Mr. Kobiashvili has not held any other directorship positions in the past five years.

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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16 of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from our directors and executive officers (or otherwise based on our knowledge), we believe that all Section 16(a) filing requirements were met during 2016 in a timely manner.

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

Jack A. Fusco
Michael J. Wortley
Anatol Feygin
Doug Shanda
Don A. Turkleson
Jonathan S. Gross
Zurab S. Kobiashvili

Compensation Committee Interlocks and Insider Participation
As discussed above, our Board does not have a compensation committee. If any compensation is to be paid to our officers by Cheniere Holdings, the compensation would be reviewed and approved by our entire Board because they perform the functions of a compensation committee in the event such committee is needed. None of our directors or executive officers served as a member of a compensation committee of another entity that has or has had an executive officer who served as a member of our Board during 2016.
Director Compensation

Each independent director receives an annual fee of $200,000 for his or her services to us. In addition, the Chairman of the conflicts committee received a one-time fee of $70,000 and each conflicts committee member received a one-time fee of $60,000. Each independent director will be reimbursed for out-of-pocket expenses incurred in connection with attending meetings of our Board or committees of our Board. Officers or employees of Cheniere and its affiliates who also serve as our directors do not receive additional compensation.
The table below summarizes the compensation we paid to our directors for service on our Board for the fiscal year ended December 31, 2016:

Name	Fees Earned or Paid in Cash
Jack A. Fusco (1)	$—
Neal A. Shear (2)	—
Michael J. Wortley (3)	—
Meg A. Gentle (4)	—
R. Keith Teague (4)	—
Anatol Feygin (5)	—
Doug Shanda (5)	—
Don A. Turkleson	260,000
Jonathan S. Gross	260,000
Zurab S. Kobiashvili	270,000

(1)	Mr. Fusco has served as our Chairman of the Board and President and Chief Executive Officer since May 12, 2016.

(2)	Mr. Shear served as our Chairman of the Board and Interim Chief Executive Officer and President until May 12, 2016.

(3)	Mr. Wortley served as an executive officer and director of Cheniere Holdings during fiscal year 2016.

(4)	Ms. Gentle and Mr. Teague served as executive officers of Cheniere and directors of Cheniere Holdings until August 26 and September 15, 2016, respectively.

(5)	Messrs. Feygin and Shanda served as executive officers of Cheniere and directors of Cheniere Holdings since September 15, 2016.

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

As of February 17, 2017, there were 231,700,000 common shares outstanding.

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
Owners of More than Five Percent of Outstanding Shares

The following table shows the beneficial owner known by us to own more than five percent of our common shares as of February 17, 2017.

Name of Beneficial Owner	Common Shares Beneficially Owned	Percentage of Common Shares Beneficially Owned
Cheniere Energy, Inc. (1)	191,385,161	82.6%

(1)	Cheniere also owns the Director Voting Share of Cheniere Holdings.

Directors and Executive Officers

The following table sets forth the beneficial ownership of our common shares outstanding as of February 17, 2017 and held by each director, executive officer and all directors and executive officers as a group. On February 17, 2017, the directors and executive officers of Cheniere Holdings beneficially owned none of our common shares.
The table also presents the ownership of common units of Cheniere Partners and shares of common stock of Cheniere owned of record or beneficially as of February 17, 2017, by each director, named executive officer and all of our directors and executive officers as a group. As of February 17, 2017, Cheniere owned 82.6% of our common shares. As of February 17, 2017, Cheniere Holdings owned 11,963,488 of Cheniere Partners’ common units (approximately 21%), 45,333,334 of Cheniere Partners’ Class B units (approximately 31%) and 135,383,831 of its subordinated units (100%); on an aggregate basis, we owned approximately 57% of Cheniere Partners’ common, Class B and subordinated units.

	Cheniere Energy Partners LP Holdings, LLC		Cheniere Energy Partners, L.P.		Cheniere Energy, Inc.
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Jack A. Fusco (2)	—	—%	—	—%	472,845	*
Neal A. Shear (3)	—	—	—	—	8,697	*
Michael J. Wortley	—	—	5,000	*	412,115	*
Anatol Feygin (4)	—	—	—	—	70,767	*
Doug Shanda (4)	—	—	2,850	*	79,342	*
Don A. Turkleson	—	—	25,000	*	74,693	*
Jonathan S. Gross	—	—	7,500	*	26,000	*
Zurab S. Kobiashvili	—	—	1,100	*	—	—%
All current directors and executive officers as a group (7 persons)	—	—%	41,450	*	1,135,762	*

*    Less than 1%

(1)	None of Cheniere Holdings’ directors or executive officers owned any units of Cheniere Partners other than common units.

(2)	Mr. Fusco has served as our Chairman of the Board and President and Chief Executive Officer since May 12, 2016.

(3)	Mr. Shear served as our Chairman of the Board and Interim Chief Executive Officer and President from December 2015 to May 2016.

(4)	Messrs. Feygin and Shanda served as executive officers since September 15, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related-Party Transactions
Procedures for Review, Approval and Ratification of Transactions with Related Persons
The Audit Committee, under the Audit Committee Charter, has the responsibility to review and approve any transactions or series of related financial transactions, arrangements or relationships involving amounts exceeding $120,000 between Cheniere Holdings and our directors, executive officers and their immediate family members. The following related-party transactions are in addition to those related-party transactions described in Note 6—Related Party Transactions of our Notes to Consolidated Financial Statements which is herein incorporated by reference. The Audit Committee will only approve related party transactions when it determines such transactions are in the best interests of the Company and its shareholders. In reviewing a transaction, the Audit Committee considers facts and circumstances which it considers relevant to its determination. In determining whether to approve or ratify a related party transaction, the Audit Committee will apply the following standards and such other standards it deems appropriate:

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

KPMG LLP served as our independent auditor for the fiscal years ended December 31, 2016 and 2015. The following table (in thousands) sets forth the fees paid to KPMG LLP for professional services rendered for 2016 and 2015:

	Fiscal 2016	Fiscal 2015
Audit Fees	$260	$260
 Audit Fees—Audit fees for 2016 and 2015 include fees associated with the integrated audit of our annual Consolidated Financial Statements, reviews of our interim Consolidated Financial Statements and services performed in connection with registration statements, including comfort letters and consents.

Audit-Related Fees—There were no audit-related fees in 2016 and 2015.

Tax Fees—There were no tax fees in 2016 and 2015.

Other Fees—There were no other fees in 2016 and 2015.

Auditor Pre-Approval Policy and Procedures

Under the audit committee’s charter, the audit committee is required to review and approve in advance all audit and lawfully permitted non-audit services to be provided by the independent accountants and the fees for such services. Pre-approval of non-audit services (other than review and attestation services) shall not be required if such services fall within exceptions established by the SEC. All audit and non-audit services provided to us during the fiscal years ended December 31, 2016 and 2015 were pre-approved.

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
3.4
Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Cheniere Energy Partners LP Holdings, LLC (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-36234), filed on September 29, 2016)

4.1	Form of common unit certificate (Included as Exhibit A to Exhibit 10.125 below)
4.2
Indenture, dated as of February 1, 2013, by and among Sabine Pass Liquefaction, LLC, the guarantors that may become party thereto from time to time and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on February 4, 2013)

4.3	Form of 5.625% Senior Secured Note due 2021 (Included as Exhibit A-1 to Exhibit 4.2 above)
4.4
First Supplemental Indenture, dated as of April 16, 2013, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.1.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on April 16, 2013)

4.5
Second Supplemental Indenture, dated as of April 16, 2013, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.1.2 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on April 16, 2013)

4.6	Form of 5.625% Senior Secured Note due 2023 (Included as Exhibit A-1 to Exhibit 4.5 above)
4.7
Third Supplemental Indenture, dated as of November 25, 2013, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on November 25, 2013)

4.8	Form of 6.25% Senior Secured Note due 2022 (Included as Exhibit A-1 to Exhibit 4.7 above)
4.9
Fourth Supplemental Indenture, dated as of May 20, 2014, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on May 22, 2014)

4.10	Form of 5.750% Senior Secured Note due 2024 (Included as Exhibit A-1 to Exhibit 4.9 above)
4.11
Fifth Supplemental Indenture, dated as of May 20, 2014, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.2 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on May 22, 2014)

4.12	Form of 5.625% Senior Secured Note due 2023 (Included as Exhibit A-1 to Exhibit 4.11 above)
4.13
Sixth Supplemental Indenture, dated as of March 3, 2015, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on March 3, 2015)

4.14	Form of 5.625% Senior Secured Note due 2025 (Included as Exhibit A-1 to Exhibit 4.13 above)
4.15
Seventh Supplemental Indenture, dated as of June 14, 2016, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on June 14, 2016)

4.16	Form of 5.875% Senior Secured Note due 2026 (Included as Exhibit A-1 to Exhibit 4.15 above)
4.17
Eighth Supplemental Indenture, dated as of September 19, 2016, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on September 23, 2016)

4.18
Ninth Supplemental Indenture, dated as of September 23, 2016, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.2 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on September 23, 2016)

4.19	Form of 5.00% Senior Secured Note due 2027 (Included as Exhibit A-2 to Exhibit 4.18 above)
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

Exhibit No.	Description
10.4
Omnibus Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.5
Parent Guarantee, dated as of November 5, 2004, by Total S.A. in favor of Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.3 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.6
Letter Agreement, dated September 11, 2012, between Total Gas & Power North America, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.7
LNG Terminal Use Agreement, dated November 8, 2004, between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.4 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.8
Amendment to LNG Terminal Use Agreement, dated December 1, 2005, by and between Chevron U.S.A., Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.28 to SPLNG’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

10.9
Amendment of LNG Terminal Use Agreement, dated June 16, 2010, by and between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.3 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 6, 2010)

10.10
Omnibus Agreement, dated November 8, 2004, between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.5 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.11
Guaranty Agreement, dated as of December 15, 2004, from ChevronTexaco Corporation to Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.12 to SPLNG’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

10.12
Second Amended and Restated LNG Terminal Use Agreement, dated as of July 31, 2012, between Sabine Pass LNG, L.P. and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.1 to SPLNG’s Current Report on Form 8-K (SEC File No. 333-138916), filed on August 6, 2012)

10.13
Guarantee Agreement, dated as of July 31, 2012, by Cheniere Energy Partners, L.P. in favor of Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to SPLNG’s Current Report on Form 8-K (SEC File No. 333-138916), filed on August 6, 2012)

10.14
Letter Agreement, dated May 28, 2013, by and between Sabine Pass LNG, L.P. and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.1 to SPLNG’s Quarterly Report on Form 10-Q (SEC File No. 333-138916), filed on August 2, 2013)

10.15
Second Amended and Restated Common Terms Agreement, dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, the representatives and agents from time to time parties thereto, and Société Générale, as the Common Security Trustee and Intercreditor Agent (Incorporated by reference to Exhibit 10.2 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on July 1, 2015)

10.16
Administrative Amendment, dated December 31, 2015, to the Second Amended and Restated Common Terms Agreement dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC and Société Générale, as the Common Security Trustee and Intercreditor Agent (Incorporated by reference to Exhibit 10.7 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on May 5, 2016)

10.17
Omnibus Amendment, dated as of September 24, 2015, to the Second Amended and Restated Common Terms Agreement among Sabine Pass Liquefaction, LLC, as Borrower, the representatives and agents from time to time parties thereto, and Société Générale, as the Common Security Trustee and Intercreditor Agent (Incorporated by reference to Exhibit 10.6 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on October 30, 2015)

10.18
KEXIM Direct Facility Agreement, dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, Shinhan Bank New York Branch, as the KEXIM Facility Agent, Société Générale, as the Common Security Trustee, and The Export-Import Bank of Korea, a governmental financial institution of the Republic of Korea (“KEXIM"), as the KEXIM Direct Facility Lender, Joint Lead Arranger and Joint Lead Bookrunner (Incorporated by reference to Exhibit 10.3 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on July 1, 2015)

10.19
KEXIM Covered Facility Agreement, dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, Shinhan Bank New York Branch, as the KEXIM Facility Agent, Société Générale, as the Common Security Trustee, KEXIM and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.4 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on July 1, 2015)

Exhibit No.	Description
10.20
Amended and Restated KSURE Covered Facility Agreement, dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, The Korea Development Bank, New York Branch, as the KSURE Covered Facility Agent, Société Générale, as the Common Security Trustee, and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.5 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on July 1, 2015)

10.21
Second Amended and Restated Credit Agreement (Term Loan A), dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, Société Générale, as the Commercial Banks Facility Agent and the Common Security Trustee, and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on July 1, 2015)

10.22
Amended and Restated Senior Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement, dated as of September 4, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, The Bank of Nova Scotia, as Senior Issuing Bank and Senior Facility Agent, ABN Amro Capital USA LLC, HSBC Bank USA, National Association and ING Capital LLC, as Senior Issuing Banks, Société Générale, as Swing Line Lender and Common Security Trustee, and the senior lenders party thereto from time to time (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on September 11, 2015)

10.23
Registration Rights Agreement, dated as of June 14, 2016, between Sabine Pass Liquefaction, LLC and Credit Suisse Securities (USA) LLC (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on June 14, 2016)

10.24
Registration Rights Agreement, dated as of September 23, 2016, between Sabine Pass Liquefaction, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on September 23, 2016)

10.25
Credit and Guaranty Agreement, dated as of February 25, 2016, among Cheniere Partners, as Borrower, certain subsidiaries of Cheniere Partners, as Subsidiary Guarantors, the lenders from time to time party thereto, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Issuing Bank, Administrative Agent and Coordinating Lead Arranger, and certain arrangers and other participants (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on March 2, 2016)

10.26
Depositary Agreement, dated as of February 25, 2016, among Cheniere Partners, as Borrower, certain subsidiaries of Cheniere Partners, as Subsidiary Guarantors, MUFG Union Bank, N.A., as Collateral Agent and MUFG Union Bank, N.A., as Depositary Bank (Incorporated by reference to Exhibit 10.2 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on March 2, 2016)

10.27
Omnibus Amendment and Waiver, dated as of October 14, 2016, to (a) the Credit and Guaranty Agreement, dated as of February 25, 2016 among the Partnership, as Borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, the lenders party thereto from time to time, and each other person party thereto from time to time and to (b) the Depositary Agreement, dated as of February 25, 2016, among Borrower, MUFG Union Bank, N.A., as Collateral Agent and MUFG Union Bank, N.A., as Depositary Agent and each other person party thereto from time to time (Incorporated by reference to Exhibit 10.27 to Cheniere Partners’ Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 24, 2017)

10.28†
Form of Director Units Option Agreement for employees and consultants (four-year) (Incorporated by reference to Exhibit 10.41 to Cheniere Partners’ Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.29†
Form of Phantom Units Agreement for employees, consultants and directors (four-year) (Incorporated by reference to Exhibit 10.44 to Cheniere Partners’ Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.30†
Form of Phantom Units Agreement for employees, consultants and directors (three-year) (Incorporated by reference to Exhibit 10.45 to Cheniere Partners’ Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.31†
Form of Restricted Units Agreement for employees, consultants and directors (four-year) (Incorporated by reference to Exhibit 10.40 to Cheniere Partners’ Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.32†
Form of Restricted Units Agreement for employees, consultants and directors (three-year) (Incorporated by reference to Exhibit 10.39 to Cheniere Partners’ Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.33†
Form of Units Option Agreement for employees and consultants (four-year) (Incorporated by reference to Exhibit 10.43 to Cheniere Partners’ Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

10.34†
Form of Units Option Agreement for employees and consultants (three-year) (Incorporated by reference to Exhibit 10.42 to Cheniere Partners’ Registration Statement on Form S-1 (SEC File No. 333-139572), filed on March 2, 2007)

Exhibit No.	Description
10.35†
Cheniere Energy Partners, L.P. 2007 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on March 26, 2007)

10.36†	Form of Phantom Units Agreement (Incorporated by reference to Exhibit 10.2 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on June 4, 2007)
10.37†
Form of Indemnification Agreement for officers and/or directors of Cheniere Energy Partners GP, LLC (Incorporated by reference to Exhibit 10.42 to Cheniere Partners’ Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 19, 2016)

10.38†
Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan (2012 Reload Award) (Incorporated by reference to Exhibit 10.9 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.39†
Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.8 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.40†	Form of Amendment to Phantom Units Agreement (Incorporated by reference to Exhibit 10.7 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)
10.41†
Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan (Units Settlement) (Incorporated by reference to Exhibit 10.41 to Cheniere Partners’ Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 20, 2015)

10.42†
Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan (Reload Units Settlement) (Incorporated by reference to Exhibit 10.42 to the Cheniere Partners’ Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 20, 2015)

10.43†
Letter agreement between R. Keith Teague and Cheniere Energy, Inc., dated May 4, 2016 (Incorporated by reference to Exhibit 10.7 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 5, 2016)

10.44†
Release Agreement between Cheniere Energy, Inc. and Meg A. Gentle, dated August 26, 2016 (Incorporated by reference to Exhibit 10.1 to Cheniere’s Current Report on Form 8-K (SEC File No. 001-16383), filed on August 26, 2016)

10.45
Cooperative Endeavor Agreement & Payment in Lieu of Tax Agreement, dated October 23, 2007 (Incorporated by reference to Exhibit 10.7 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2007)

10.46
LNG Lease Agreement, dated June 24, 2008, between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.7 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 11, 2008)

10.47
LNG Lease Agreement, dated September 30, 2011, by and between Cheniere Marketing, LLC and Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.3 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2011)

10.48
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc. (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on November 14, 2011)

10.49
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-0001 EPC Terms and Conditions, dated May 1, 2012, (ii) the Change Order CO-0002 Heavies Removal Unit, dated May 23, 2012, (iii) the Change Order CO-0003 LNTP, dated June 6, 2012, (iv) the Change Order CO-0004 Addition of Inlet Air Humidification, dated July 10, 2012, (v) the Change Order CO-0005 Replace Natural Gas Generators with Diesel Generators, dated July 10, 2012, (vi) the Change Order CO-0006 Flange Reduction and Valve Positioners, dated June 20, 2012, and (vii) the Change Order CO-0007 Relocation of Temporary Facilities, Power Poles Relocation Reimbursement, and Duck Blind Road Improvement Reimbursement, dated July 13, 2012 (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on August 3, 2012)

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

10.56
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

Exhibit No.	Description
10.57
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00035 Resolution of FERC Open Items, Additional FERC Support Hours and Greenfield/Brownfield Milestone Adjustment, dated May 9, 2014 (Incorporated by reference to Exhibit 10.3 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on July 31, 2014)

10.58
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00036 Future Tie-Ins and Jeff Davis Invoices, dated July 9, 2014 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.23 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-198358), filed on August 26, 2014)

10.59
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00037 Performance and Attendance Bonus (PAB) Incentive Program Provisional Sum, dated October 31, 2014 and (ii) the Change Order CO-00038 Control Room Modifications and Miscellaneous Items, dated January 6, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.26 to SPL’s Annual Report on Form 10-K (SEC File No. 333-192373), filed on February 20, 2015)

10.60
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00039 Increase to Existing Facility Labor Provisional Sum and Decrease to Sales and Use Tax Provisional Sum, dated February 12, 2015 and (ii) the Change Order CO-00040 Load Shedding and LNG Tank Tie-In Crane, dated February 24, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.2 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on April 30, 2015)

10.61
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00041 Additional Building Utility Tie-in Packages and Fire and Gas Modifications, dated April 9, 2015 (Incorporated by reference to Exhibit 10.2 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on July 30, 2015)

10.62
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00042 Platform Design Modifications, Compressor Oil Fills, Additional Building Modifications, dated October 16, 2015, and (ii) the Change Order CO-00043 Soil Provisional Sum Closure, dated December 2, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.32 to SPL’s Annual Report on Form 10-K (SEC File No. 333-192373), filed on February 19, 2016)

10.63
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00044 Potable Water Bypass Line and Pipeline Installation Tie-In at 135-A Metering Station, dated December 17, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on May 5, 2016)

10.64
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00045 April Site Closure for Cheniere Celebration, dated April 4, 2016, (ii) the Change Order CO-00046 Defer Completion of Ship Loading Time Commissioning Test, dated May 17, 2016, and (iii) the Change Order CO-00047 Re-Orientation of PSV Bypass Valves, dated May 25, 2016 (Incorporated by reference to Exhibit 10.2 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on August 9, 2016)

10.65
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00048 N2 Supply for High Pressure Tightness Test During Commissioning and Startup, dated July 12, 2016, (ii) the Change Order CO-00050 Train 2 N2 Dryout, dated July 29, 2016, (iii) the Change Order CO-00051 Six-Day Work Week for Insulation Scope — Subproject 2, dated August 9, 2016, and (iv) the Change Order CO-00052 Process Flares Modification Provisional Sum, dated September 1, 2016 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on November 3, 2016)

Exhibit No.	Description
10.66
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00053 Adjustment, dated September 27, 2016, (ii) the Change Order CO-00054 Operating Spare Part Provisional Sum Closeout, dated November 3, 2016, and (iii) the Change Order CO-00055 Existing Facility Labor Provisional Sum Closeout, dated November 21, 2016 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment) (Incorporated by reference to Exhibit 10.38 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-215882), filed on February 3, 2017)

10.67
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated December 20, 2012, by and between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc. (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on December 27, 2012)

10.68
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-0001 Electrical Station HVAC Stacks, dated June 4, 2013, (ii) the Change Order CO-0002 Revised LNG Rundown Lines, dated May 30, 2013, (iii) the Change Order CO-0003 Currency Provisional Sum Closure, dated May 29, 2013 and (iv) the Change Order CO-0004 Fuel Provisional Sum Closure, dated May 29, 2013 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.48 to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (SEC File No. 333-191298), filed on October 18, 2013)

10.69
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-0005 Credit to EPC Contract Value for TSA Work, dated June 24, 2013, (ii) the Change Order CO-0006 HRU Operability with Lean Gas & Controls Upgrade and Ultrasonic Meter Configuration and Calibration, dated July 26, 2013, (iii) the Change Order CO-0007 Additional Belleville Washers, dated August 15, 2013, (iv) the Change Order CO-0008 GTG Switchgear Arrangement/Upgrade Fuel Gas Heater System, dated August 26, 2013, and (v) the Change Order CO-0009 Soils Preparation Provisional Sum Transfer and Closure, dated August 26, 2013 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.49 to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (SEC File No. 333-191298), filed on October 18, 2013)

10.70
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00010 Insurance Provisional Sum Adjustment, dated January 23, 2014, (ii) the Change Order CO-00011 Additional Stage 2 GTGs, dated January 23, 2014, (iii) the Change Order CO-0012 Lien and Claim Waiver Modification, dated March 24, 2014 and (iv) the Change Order CO-00013 Revised Stage 2 EPC Agreement Attachments S&T, dated March 24, 2014 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.2 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on May 1, 2014)

10.71
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00014 Additional 13.8kv Circuit Breakers and Misc. Items, dated July 14, 2014 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.28 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-198358), filed on August 26, 2014)

10.72
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00015 Performance and Attendance Bonus (PAB) Incentive Program Provisional Sum, dated October 31, 2014 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.32 to SPL’s Annual Report on Form 10-K (SEC File No. 333-192373), filed on February 20, 2015)

10.73
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00016 Louisiana Sales and Use Tax Provisional Sum Adjustment, dated February 12, 2015 and (ii) the Change Order CO-00017 Load Shedding Study and Scope Change, dated February 24, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.3 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on April 30, 2015)

Exhibit No.	Description
10.74
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00018 Permanent Restroom Trailers and Installation of Tie-In for GTG Fuel Gas Interconnect, dated May 21, 2015 (Incorporated by reference to Exhibit 10.3 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on July 30, 2015)

10.75
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00019 East Meter Piping Tie-ins, dated August 26, 2015 (Incorporated by reference to Exhibit 10.1 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on October 30, 2015)

10.76
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00020 Milestone Payment Adjustments, dated January 12, 2016 (Incorporated by reference to Exhibit 10.2 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on May 5, 2016)

10.77
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00021 Smokeless Flare Modification Study, dated March 29, 2016, (ii) the Change Order CO-00022 Cable Tray Support and Arc Flash Study, dated May 4, 2016, and (iii) the Change Order CO-00023 Re-Orientation of PSV Bypass Valves, dated May 17, 2016 (Incorporated by reference to Exhibit 10.3 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on August 9, 2016)

10.78
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00024 Additional Support for FERC Document Requests, dated June 20, 2016, (ii) the Change Order CO-00025 N2 Supply for High Pressure Tightness Test During Commissioning and Startup, dated July 12, 2016, (iii) the Change Order CO-00027 Addition of Check Valves to Condensate Lines, dated July 29, 2016, (iv) the Change Order CO-00028 Additional Professional Services Support Hours for the Flare System Evaluation, dated August 3, 2016, and (v) the Change Order CO-00029 Lump Sum Process Flares Modification, dated September 1, 2016 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.2 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on November 3, 2016)

10.79
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00030 Professional Services for Control System Changes Post TCCC, dated September 16, 2016, (ii) the Change Order CO-00031 Marine Flare Study, dated September 16, 2016, and (iii) the Change Order CO-00032 Operational Spare Part Provisional Sum Closeout, dated November 3, 2016 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.51 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-215882), filed on February 3, 2017)

10.80
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc. (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K/A (SEC File No. 001-33366), filed on July 1, 2015)

10.81
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00001 Currency and Fuel Provisional Sum Adjustment, dated June 25, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.4 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on July 30, 2015)

10.82
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00002 Credit to EPC Contract Value for TSA Work, dated September 17, 2015 (Incorporated by reference to Exhibit 10.2 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on October 30, 2015)

Exhibit No.	Description
10.83
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00003 Perimeter Fencing Scope Removal, East Meter Piping Scope Change, Additional Bathroom Facilities, dated November 18, 2015 (Incorporated by reference to Exhibit 10.45 to SPL’s Annual Report on Form 10-K (SEC File No. 333-192373), filed on February 19, 2016)

10.84
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00004 DOE Regulation Change Impacts, RECON Schedule Change, Addition of Dry Flare Connection, Fuel Gas Supply Transfer to Train 5 and East Meter Fuel Gas, dated February 18, 2016 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.3 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on May 5, 2016)

10.85
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00005 Performance and Attendance Bonus (PAB) Incentive Program Provisional Sum, dated March 16, 2016, (ii) the Change Order CO-00006 Additional Bechtel Hours to Support RECON, Temporary Access Rd., Addition of Flash Liquid Expander, Removal of Vibration Monitor System, To-Date Reconciliation of Soils Preparation Provisional Sum, dated March 22, 2016, (iii) the Change Order CO-00007 Additional Support for FERC Document Requests, dated May 10, 2016, (iv) the Change Order CO-00008 Water System Scope Changes and Seal Design & Seal Gas Modification, dated May 4, 2016, (v) the Change Order CO-00009 Re-Orientation of PSV Bypass Valves, dated May 17, 2016, and (vi) the Change Order CO-00010 Deletion of Chlorine Analyzer, dated June 15, 2016 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.4 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on August 9, 2016)

10.86
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00011 Site Drainage Design Change: Professional Service Hours, dated July 26, 2016 (Incorporated by reference to Exhibit 10.3 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on November 3, 2016)

10.87
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00012 Addition of Check Valves to Condensate Lines and Change of Tie-in Point, dated September 12, 2016, (ii) the Change Order CO-00013 LNG Rundown Line Reroute, dated September 12, 2016, (iii) the Change Order CO-00014 Pre-EPC HAZOP Action Item Closure, dated September 27, 2016, (iv) the Change Order CO-00015 Study for Enclosed Ground Flare and Process Flare, dated September 27, 2016, (v) the Change Order CO-00016 Upgrades to Gas Turbine Generators, dated October 19, 2016, and (vi) the Change Order CO-00017 Site Drainage Design Change: Temporary Drainage Implementation, dated December 1, 2016 (Incorporated by reference to Exhibit 10.59 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-215882), filed on February 3, 2017)

10.88
LNG Sale and Purchase Agreement (FOB), dated November 21, 2011, between Sabine Pass Liquefaction, LLC (Seller) and Gas Natural Aprovisionamientos SDG S.A. (subsequently assigned to Gas Natural Fenosa LNG GOM, Limited) (Buyer) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on November 21, 2011)

10.89
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated April 3, 2013, between Sabine Pass Liquefaction, LLC (Seller) and Gas Natural Aprovisionamientos SDG S.A. (subsequently assigned to Gas Natural Fenosa LNG GOM, Limited) (Buyer) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on May 3, 2013)

10.90
LNG Sale and Purchase Agreement (FOB), dated December 11, 2011, between Sabine Pass Liquefaction, LLC (Seller) and GAIL (India) Limited (Buyer) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on December 12, 2011)

10.91
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated February 18, 2013, between Sabine Pass Liquefaction, LLC (Seller) and GAIL (India) Limited (Buyer) (Incorporated by reference to Exhibit 10.18 to Cheniere Partners’ Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 22, 2013)

10.92
Amended and Restated LNG Sale and Purchase Agreement (FOB), dated January 25, 2012, between Sabine Pass Liquefaction, LLC (Seller) and BG Gulf Coast LNG, LLC (Buyer) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on January 26, 2012)

Exhibit No.	Description
10.93
Letter agreement, dated May 12, 2016, amending the Amended and Restated LNG Sale and Purchase Agreement (FOB) between Sabine Pass Liquefaction, LLC and BG Gulf Coast LNG, LLC dated January 25, 2012 (Incorporated by reference to Exhibit 10.7 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-215882), filed on February 3, 2017)

10.94
LNG Sale and Purchase Agreement (FOB), dated January 30, 2012, between Sabine Pass Liquefaction, LLC (Seller) and Korea Gas Corporation (Buyer) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on January 30, 2012)

10.95
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated February 18, 2013, between Sabine Pass Liquefaction, LLC (Seller) and Korea Gas Corporation (Buyer) (Incorporated by reference to Exhibit 10.19 to Cheniere Partners’ Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 22, 2013)

10.96
LNG Sale and Purchase Agreement (FOB), dated December 14, 2012, between Sabine Pass Liquefaction, LLC (Seller) and Total Gas & Power North America, Inc. (Buyer) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on December 17, 2012)

10.97
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated August 28, 2015, between Sabine Pass Liquefaction, LLC (Seller) and Total Gas & Power North America, Inc. (Buyer) (Incorporated by reference to Exhibit 10.4 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on October 30, 2015)

10.98
LNG Sale and Purchase Agreement (FOB), dated March 22, 2013, between Sabine Pass Liquefaction, LLC (Seller) and Centrica plc (Buyer) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on March 25, 2013)

10.99
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated September 11, 2015, between Sabine Pass Liquefaction, LLC (Seller) and Centrica plc (Buyer) (Incorporated by reference to Exhibit 10.5 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on October 30, 2015)

10.100
Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between Sabine Pass Liquefaction, LLC (Seller) and Cheniere Marketing, LLC (Buyer) (Incorporated by reference to Exhibit 10.1 to SPL’s Current Report on Form 8-K (SEC File No. 333-192373), filed on August 11, 2014)

10.101
Letter agreement, dated December 8, 2016, amending the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between Sabine Pass Liquefaction, LLC, and Cheniere Marketing International LLP (as assignee of Cheniere Marketing, LLC) (Incorporated by reference to Exhibit 10.14 to SPL’s Annual Report on Form 10-K (SEC File No. 333-192373), filed on February 24, 2017)

10.102
Management Services Agreement, dated May 14, 2012, by and between Cheniere LNG Terminals, LLC and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.6 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on May 15, 2012)

10.103
Operation and Maintenance Agreement (Sabine Pass Liquefaction Facilities), dated May 14, 2012, by and among Cheniere LNG O&M Services, LLC, Cheniere Energy Partners GP, LLC and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.5 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on May 15, 2012)

10.104
Assignment and Assumption Agreement (Sabine Pass Liquefaction O&M Agreement), dated as of November 20, 2013, by and between Cheniere Energy Partners GP, LLC and Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.76 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-191298), filed on December 2, 2013)

10.105
Amended and Restated Management and Administrative Services Agreement, dated as of August 9, 2012, by and between Cheniere Energy Partners, L.P., Cheniere LNG Terminals, LLC and Cheniere Energy, Inc. (Incorporated by reference to Exhibit 10.4 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.106
Amended and Restated Management Services Agreement, dated as of August 9, 2012, by and between Cheniere LNG Terminals, LLC and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.6 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.107
Amended and Restated Operation and Maintenance Agreement (Sabine Pass LNG Facilities), dated as of August 9, 2012, by and among Cheniere LNG O&M Services, LLC, Cheniere Energy Partners GP, LLC and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.5 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.108
Assignment and Assumption Agreement (Sabine Pass LNG O&M Agreement), dated as of November 20, 2013, by and between Cheniere Energy Partners GP, LLC and Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.75 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-191298), filed on December 2, 2013)

Exhibit No.	Description
10.109
Amended and Restated Services and Secondment Agreement, dated as of August 9, 2012, between Cheniere LNG O&M Services, LLC and Cheniere Energy Partners GP, LLC (Incorporated by reference to Exhibit 10.3 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.110
Assignment and Assumption Agreement (Services and Secondment Agreement), dated as of November 20, 2013, by and between Cheniere Energy Partners GP, LLC and Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.73 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-191298), filed on December 2, 2013)

10.111
Amended and Restated Operation and Maintenance Services Agreement, dated May 27, 2013, by and between Cheniere Energy Partners GP, LLC and Cheniere Creole Trail Pipeline, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on August 2, 2013)

10.112
Amendment to Management Services Agreement, dated September 28, 2015, between Cheniere LNG Terminals, LLC and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to SPL’s Quarterly Report on Form 10-Q/A (SEC File No. 333-192373), filed on November 9, 2015)

10.113
Assignment and Assumption Agreement (Creole Trail O&M Agreement), dated as of November 20, 2013, between Cheniere Energy Partners GP, LLC and Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.74 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-191298), filed on December 2, 2013)

10.114
Management Services Agreement, dated May 27, 2013, by and between Cheniere LNG Terminals, LLC and Cheniere Creole Trail Pipeline, L.P. (Incorporated by reference to Exhibit 10.2 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on August 2, 2013)

10.115
Waiver and Assignment of O&M Agreement; Amendment to Common Terms Agreement, dated November 20, 2013 (Incorporated by reference to Exhibit 10.77 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-191298), filed on December 2, 2013)

10.116
Amendment to Operation and Maintenance Agreement (Sabine Pass Liquefaction Facilities), dated September 28, 2015, by and among Cheniere LNG O&M Services, LLC, Cheniere Energy Investments, LLC and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to SPL’s Quarterly Report on Form 10-Q/A (SEC File No. 333-192373), filed on November 9, 2015)

10.117
Services Agreement by and between Cheniere Energy Partners LP Holdings, LLC, Cheniere Energy, Inc., and Cheniere LNG Terminals, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-36234), filed on December 18, 2013)

10.118
Payment Deferral Agreement (O&M Agreement), dated March 27, 2014, between Cheniere Energy Investments, LLC and Cheniere LNG O&M Services, LLC (Incorporated by reference to Exhibit 10.5 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 1, 2014)

10.119
Class B Unit Purchase Agreement, dated as of May 14, 2012, by and between Cheniere Energy Partners, L.P. and Cheniere LNG Terminals, LLC (Incorporated by reference to Exhibit 10.2 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on May 15, 2012)

10.120
First Amendment to Class B Unit Purchase Agreement, dated as of August 9, 2012, by and between Cheniere Energy Partners, L.P. and Cheniere Class B Units Holdings, LLC (Incorporated by reference to Exhibit 10.3 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on August 9, 2012)

10.121
Subscription Agreement, dated May 14, 2012, by and between Cheniere Energy Partners, L.P. and Cheniere LNG Terminals, LLC (Incorporated by reference to Exhibit 10.4 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on May 15, 2012)

10.122
Unit Purchase Agreement, dated May 14, 2012, by and among Cheniere Energy Partners, L.P., Cheniere Energy, Inc. and Blackstone CQP Holdco LP (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on May 15, 2012)

10.123
Investors’ and Registration Rights Agreement, dated as of July 31, 2012, by and among Cheniere Energy, Inc., Cheniere Energy Partners, L.P., Cheniere Energy Partners GP, LLC, Blackstone CQP Holdco LP and the other investors party thereto from time to time (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on 8-K (SEC File No. 001-33366), filed on August 6, 2012)

10.124
Letter Agreement, dated as of August 9, 2012, among Cheniere Energy, Inc., Cheniere Energy Partners, L.P. and Blackstone CQP Holdco LP (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on August 9, 2012)

10.125
Certificate of Limited Partnership of Cheniere Energy Partners, L.P. (Incorporated by reference to Exhibit 3.1 to Cheniere Partners’ Registration Statement on Form S-1 (SEC File No. 333-139572), filed on December 21, 2006)

Exhibit No.	Description
10.126
Third Amended and Restated Agreement of Limited Partnership of Cheniere Energy Partners, L.P., dated as of August 9, 2012 (Incorporated by reference to Exhibit 3.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on August 9, 2012)

10.127
Certificate of Formation of Cheniere Energy Partners GP, LLC (Incorporated by reference to Exhibit 3.3 to Cheniere Partners’ Registration Statement on Form S-1 (SEC File No. 333-139572), filed on December 21, 2006)

10.128
Third Amended and Restated Limited Liability Company Agreement of Cheniere Energy Partners GP, LLC, dated as of August 9, 2012 (Incorporated by reference to Exhibit 3.2 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on August 9, 2012)

10.129
Amended and Restated Limited Liability Company Agreement of Cheniere GP Holding Company, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (SEC File No. 001-36234), filed on December 18, 2013)

10.130
Share Redemption Agreement, dated November 13, 2014, between Cheniere Energy Partners LP Holdings, LLC and Cheniere Energy, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-36234), filed on November 19, 2014)

10.131
Tax Sharing Agreement by and between Cheniere Energy, Inc. and Cheniere Energy Partners LP Holdings, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-36234), filed on December 18, 2013)

21.1*	Subsidiaries of Cheniere Energy Partners LP Holdings, LLC
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Cheniere Energy Partners, L.P. Annual Report on Form 10-K for the fiscal year ended December 31, 2016
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

By:	/s/ Jack A. Fusco
Jack A. Fusco
President and Chief Executive Officer (Principal Executive Officer)
Date:	February 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack A. Fusco	President and Chief Executive Officer and	February 24, 2017
Jack A. Fusco	Chairman of the Board
(Principal Executive Officer)

/s/ Michael J. Wortley	Chief Financial Officer and Director (Principal Financial Officer)	February 24, 2017
Michael J. Wortley

/s/ Leonard Travis	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2017
Leonard Travis

/s/ Anatol Feygin	Director	February 24, 2017
Anatol Feygin

/s/ Doug Shanda	Director	February 24, 2017
Doug Shanda

/s/ Don A. Turkleson	Director	February 24, 2017
Don A. Turkleson

/s/ Jonathan S. Gross	Director	February 24, 2017
Jonathan S. Gross

/s/ Zurab S. Kobiashvili	Director	February 24, 2017
Zurab S. Kobiashvili