Form 10-Q
period 2017-03-31
Cheniere Energy Partners LP Holdings, LLC
filed 2017-05-04
CIK 1582966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2017
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of April 28, 2017, the registrant had 231,700,000 common shares outstanding.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
TABLE OF CONTENTS

i

DEFINITIONS
As used in this quarterly report, the terms listed below have the following meanings:
Common Industry and Other Terms

EPC	engineering, procurement and construction
GAAP	generally accepted accounting principles in the United States
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
SEC	Securities and Exchange Commission
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG

Abbreviated Organizational Structure
The following diagram depicts our abbreviated organizational structure as of March 31, 2017, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:
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

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2017	2016
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$131	$219
Receivables	153	153
Other current assets	262	51
Total current assets	546	423

Total assets	$546	$423

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$97	$78
Accrued liabilities—affiliate	264	—
Total current liabilities	361	78

Shareholders’ equity
Common shares: unlimited shares authorized, 231.7 million shares issued and outstanding at March 31, 2017 and December 31, 2016	664,931	664,931
Director voting share: 1 share authorized, issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Additional paid-in-capital	(271,757)	(271,757)
Accumulated deficit	(392,989)	(392,829)
Total shareholders’ equity	185	345
Total liabilities and shareholders’ equity	$546	$423

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Equity income from investment in Cheniere Partners	$5,084	$5,084

Expenses
General and administrative expense	346	334
General and administrative expense—affiliate	264	257
Total expenses	610	591

Net income	$4,474	$4,493

Net income per common share—basic and diluted	$0.02	$0.02

Weighted average number of common shares outstanding—basic and diluted	231,700	231,700

Cash dividends declared per common share	$0.020	$0.020

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2016	231,700	$664,931	$(271,757)	$(392,829)	$345
Dividends to shareholders	—	—	—	(4,634)	(4,634)
Net income	—	—	—	4,474	4,474
Balance at March 31, 2017	231,700	$664,931	$(271,757)	$(392,989)	$185

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$4,474	$4,493
Adjustments to reconcile net income to net cash used in operating activities:
Income from equity investment	(5,084)	(5,084)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	19	(8)
Accrued liabilities—affiliate	264	44
Other, net	(211)	(116)
Net cash used in operating activities	(538)	(671)

Cash flows from investing activities
Distributions from equity investment	5,084	5,084

Cash flows from financing activities
Dividends paid to shareholders	(4,634)	(4,634)

Net decrease in cash and cash equivalents	(88)	(221)
Cash and cash equivalents—beginning of period	219	917
Cash and cash equivalents—end of period	$131	$696

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF BUSINESS

We are a Delaware limited liability company formed by Cheniere (NYSE MKT: LNG) to hold its limited partner interests in Cheniere Partners, a publicly traded limited partnership (NYSE MKT: CQP). Our only business consists of owning and holding Cheniere Partners’ limited partner common units, Class B units (“Class B units”) and subordinated units (collectively, the “Cheniere Partners units”), along with cash or other property that we receive as distributions in respect of such units, and, accordingly, our consolidated operating results and financial condition are dependent on the performance of Cheniere Partners. As of March 31, 2017, we owned a 55.9% limited partner interest in Cheniere Partners.

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements of Cheniere Holdings have been prepared in accordance with GAAP for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2016. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included.

Results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2017 due to the conversion of our investment in Cheniere Partners from Class B units into common units.

Accounting for Investment in Cheniere Partners

As of both March 31, 2017 and December 31, 2016, we owned a 55.9% limited partner interest in Cheniere Partners. In addition to the Cheniere Partners units, we own a non-economic voting interest in GP Holdco, which holds a 100% indirect interest in Cheniere Partners GP. This non-economic voting interest in GP Holdco allows us to control the appointment of four of the eleven members to the board of directors of Cheniere Partners GP to oversee the operations of Cheniere Partners. Cheniere owns the sole share entitled to vote in the election of our directors (the “Director Voting Share”). If Cheniere relinquishes the Director Voting Share, which it may do in its sole discretion, or ceases to own greater than 25% of our outstanding shares, our non-economic voting interest in GP Holdco would be extinguished and we would cease to control GP Holdco. Cheniere may, at any time and without our consent, relinquish the Director Voting Share, which would cause our non-economic voting interest in GP Holdco to be extinguished. Because Cheniere may relinquish the Director Voting Share at any time and we have no variable interest in GP Holdco, we have determined that we cannot consolidate Cheniere Partners and must account for our investment in the Cheniere Partners units that we own using the equity method of accounting.

We record our share of Cheniere Partners’ net income (loss) in the period in which it is earned. The difference between our reported zero investment in Cheniere Partners as of both March 31, 2017 and December 31, 2016 and our ownership in Cheniere Partners’ reported net assets, excluding the beneficial conversion feature associated with the Class B units as reported by Cheniere Partners, was due primarily to suspended losses and equity gains from Cheniere Partners’ sales of common units that were not recognized by us.

The equity method of accounting requires that our investment in Cheniere Partners be shown in our Consolidated Balance Sheets as a single amount. Our initial investment in Cheniere Partners is recognized at cost, and this carrying amount is increased or decreased to recognize our share of income or loss of Cheniere Partners after the date of our initial investment in the Cheniere Partners units. As a result of our historical negative investment in Cheniere Partners and because we are not obligated to fund losses, we had a zero investment balance in Cheniere Partners as of both March 31, 2017 and December 31, 2016 and had suspended the use of the equity method for additional losses. After giving effect to our equity ownership in Cheniere Partners as though we had acquired the Cheniere Partners units we owned as a result of a merger of entities under common control, we had suspended losses of approximately $906 million and $938 million as of March 31, 2017 and December 31, 2016, respectively. Additional equity method losses that we incur will increase the suspended loss amount and equity method income will decrease the suspended loss amount.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Due to our zero investment balance in, and suspended losses of, Cheniere Partners as of both March 31, 2017 and December 31, 2016, we have historically and will continue to recognize distributions that we receive as a gain on our Consolidated Statements of Income and a corresponding entry will be made to increase the suspended loss account. Only upon recovery of all suspended losses through future earnings will equity income be reported on our Consolidated Statements of Income and future distributions reduce the carrying amount of our investment in Cheniere Partners.

NOTE 3—CAPITALIZATION

Cheniere Holdings’ authorized capital structure consists of common shares and the Director Voting Share. No owner of Cheniere Holdings shall be liable for Cheniere Holdings’ debts, liabilities or obligations beyond such owner’s capital contribution. At March 31, 2017, our issued capitalization consisted of 231.7 million common shares, of which 191.5 million common shares were owned by Cheniere and its affiliates and 40.2 million common shares were owned by the public, and one Director Voting Share owned by Cheniere. We are authorized to issue an unlimited number of common shares. Additional classes or series of securities may be created with the approval of our Board of Directors, provided that any such additional class or series must be approved by a vote of holders of a majority of our outstanding shares.

NOTE 4—INVESTMENT IN CHENIERE PARTNERS

Our business consists of owning the following Cheniere Partners units, along with cash or other property that we receive as distributions in respect of such units:

Common Units

We own 12.0 million common units, which are entitled to quarterly cash distributions from Cheniere Partners. To the extent that Cheniere Partners is unable to pay the initial quarterly distribution in the future, arrearages in the amount of the initial quarterly distribution (or the difference between the initial quarterly distribution and the amount of the distribution actually paid to common unitholders) may accrue with respect to the common units.

Subordinated Units

We own 135.4 million subordinated units. The subordinated units are not entitled to receive distributions until all common units have received at least the initial quarterly distribution, including any arrearages that may accrue. The subordinated units will convert on a one-for-one basis into common units at the expiration of the subordination period as described in the Fourth Amended and Restated Agreement of Limited Partnership of Cheniere Partners, dated as of February 14, 2017. Cheniere Partners has not made any cash distributions in respect of the subordinated units with respect to the quarters ended on or after June 30, 2010.

Class B Units

We own 45.3 million Class B units. The Class B units are not entitled to receive cash distributions except in the event of a liquidation of Cheniere Partners, a merger, consolidation or other combination of Cheniere Partners with another person or the sale of all or substantially all of the assets of Cheniere Partners. The Class B units are subject to conversion, mandatorily or at the option of the holders of the Class B units under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. On a quarterly basis beginning on the initial purchase date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter, subject to additional upward adjustment for certain equity and debt financings. As of March 31, 2017, the accreted conversion ratio of the Class B units owned by us and Blackstone CQP Holdco was 1.97 and 1.92, respectively. Since Cheniere Partners’ Train 3 achieved substantial completion in March 2017, the Class B units will mandatorily convert into common units on the first business day following the record date of Cheniere Partners’ first distribution with respect to the quarter ended June 30, 2017 if not voluntarily converted by Blackstone CQP Holdco earlier.

Upon mandatory conversion of the Class B units held by us and Blackstone CQP Holdco into common units, we expect that our and Blackstone CQP Holdco’s percentage ownership of then outstanding Cheniere Partners units would be 48.6% and 40.3%, respectively. These percentages are based on the assumption that our Class B units would convert into approximately 92.5 million common units and Blackstone CQP Holdco’s Class B units would convert into approximately 199.0 million common units, and includes our ownership of 135.4 million subordinated units and 12.0 million common units but excludes any common units

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

that may be deemed to be beneficially owned by Blackstone Group, an affiliate of Blackstone CQP Holdco. Based on information from a Schedule 13D/A filed by Blackstone Group and related parties with the SEC on January 15, 2016, Blackstone Group may be deemed to beneficially own 3,758,003 common units.

NOTE 5—SUMMARIZED FINANCIAL INFORMATION FOR CHENIERE PARTNERS

Our consolidated operating results and financial condition are dependent on the performance and cash distributions of Cheniere Partners. The following tables are summarized Consolidated Statements of Operations and Consolidated Balance Sheets information for Cheniere Partners. Additional information on Cheniere Partners’ operating results and financial position are contained in its quarterly report on Form 10-Q for the quarter ended March 31, 2017, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.

Summarized Cheniere Partners Consolidated Statements of Operations Information
(in millions)
(unaudited)
	Three Months Ended March 31,
	2017	2016
Revenues (including transactions with affiliates)	$891	$67
Operating costs and expenses (including transactions with affiliates)	(672)	(77)
Other expense	(172)	(65)
Net income (loss)	$47	$(75)

Summarized Cheniere Partners Consolidated Balance Sheets Information
(in millions)
	March 31,	December 31,
	2017	2016
	(unaudited)
Current assets	$1,127	$958
Non-current assets	15,965	14,584
Total assets	$17,092	$15,542

Current liabilities	$577	$856
Non-current liabilities	16,050	14,243
Partners’ equity	465	443
Total liabilities and partners’ equity	$17,092	$15,542

NOTE 6—RELATED PARTY TRANSACTIONS

Services Agreement

We, Cheniere and Cheniere Terminals, a wholly owned subsidiary of Cheniere, entered into a services agreement (the “Services Agreement”) pursuant to which we incur a fixed fee of $1.0 million per year, subject to adjustment for inflation, for certain general and administrative services, including the services of our officers who are also officers of Cheniere. In addition, we incur costs to reimburse Cheniere for certain third-party general and administrative expenses. Cheniere also provides us with cash management services, including treasury services with respect to the payment of dividends and allocation of reserves for taxes. Under the Services Agreement, we recorded general and administrative expense—affiliate of $0.3 million during each of the three months ended March 31, 2017 and 2016.

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

NOTE 8—DISTRIBUTIONS RECEIVED AND DIVIDENDS PAID

Distributions received

On a quarterly basis, we receive a $0.425 distribution per common unit on our 12.0 million common units of Cheniere Partners. We have used these distributions from Cheniere Partners to establish cash reserves to pay general and administrative expenses (including affiliate) and to pay dividends. We received total distributions of $5.1 million from Cheniere Partners during each of the three months ended March 31, 2017 and 2016.

Dividends paid

On a quarterly basis, we declare and pay a $0.020 dividend per common share on our 231.7 million common shares outstanding. We paid total dividends of $4.6 million during each of the three months ended March 31, 2017 and 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Regarding Forward-Looking Statements
This quarterly report contains certain statements that are, or may be deemed to be, “forward-looking statements.” All statements, other than statements of historical or present facts or conditions, included herein or incorporated herein by reference are “forward-looking statements.” Because substantially all of our assets consist of our interest in the limited partner interests of Cheniere Partners, many of these statements primarily relate to Cheniere Partners’ business. Included among “forward-looking statements” are, among other things:

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
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our and Cheniere Partners’ expectations, which reflect estimates and assumptions made by management of the respective entities. These estimates and assumptions reflect our and Cheniere Partners’ best judgment based on currently known market conditions and other factors. Although we and Cheniere Partners believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS

forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.

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
Our business consists of owning the following Cheniere Partners units, along with cash or other property that we receive as distributions in respect of such units:

Common Units

We own 12.0 million common units, which are entitled to quarterly cash distributions from Cheniere Partners. To the extent that Cheniere Partners is unable to pay the initial quarterly distribution in the future, arrearages in the amount of the initial quarterly distribution (or the difference between the initial quarterly distribution and the amount of the distribution actually paid to common unitholders) may accrue with respect to the common units.

Subordinated Units

We own 135.4 million subordinated units. The subordinated units are not entitled to receive distributions until all common units have received at least the initial quarterly distribution, including any arrearages that may accrue. The subordinated units will convert on a one-for-one basis into common units at the expiration of the subordination period as described in the Third Amended and Restated Agreement of Limited Partnership of Cheniere Partners, dated as of August 9, 2012. Cheniere Partners has not made any cash distributions in respect of the subordinated units with respect to the quarters ended on or after June 30, 2010.

Class B Units

We own 45.3 million Class B units. The Class B units are not entitled to receive cash distributions except in the event of a liquidation of Cheniere Partners, a merger, consolidation or other combination of Cheniere Partners with another person or the sale of all or substantially all of the assets of Cheniere Partners. The Class B units are subject to conversion, mandatorily or at the option of the holders of the Class B units under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. On a quarterly basis beginning on the initial purchase date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter subject to additional upward adjustment for certain equity and debt financings. As of March 31, 2017, the accreted conversion ratio of the Class B units owned by us and Blackstone CQP Holdco was 1.97 and 1.92, respectively. Since Cheniere Partners’ Train 3 achieved substantial completion in March 2017, the Class B units will mandatorily convert into common units on the first business day following the record date of Cheniere Partners’ first distribution with respect to the quarter ended June 30, 2017 if not voluntarily converted by Blackstone CQP Holdco earlier.

Upon mandatory conversion of the Class B units held by us and Blackstone CQP Holdco into common units, we expect that our and Blackstone CQP Holdco’s percentage ownership of then outstanding Cheniere Partners units would be 48.6% and 40.3%, respectively. These percentages are based on the assumption that our Class B units would convert into approximately 92.5 million common units and Blackstone CQP Holdco’s Class B units would convert into approximately 199.0 million common units, and includes our ownership of 135.4 million subordinated units and 12.0 million common units but excludes any common units that may be deemed to be beneficially owned by Blackstone Group, an affiliate of Blackstone CQP Holdco. Based on information from a Schedule 13D/A filed by Blackstone Group and related parties with the SEC on January 15, 2016, Blackstone Group may be deemed to beneficially own 3,758,003 common units.

Overview of Significant Events

In February 2017, the Board appointed Jim D. Deidiker as a member of the Board. Mr. Deidiker was also appointed as the Chairman of the Audit Committee of the Board.

Our Relationship with Cheniere Partners

We own approximately 55.9% of the outstanding Cheniere Partners units. As a result of our non-economic voting interest in GP Holdco, which holds a 100% interest in Cheniere Partners GP, we control GP Holdco and indirectly control the appointment of four of the eleven members of the board of directors of Cheniere Partners GP to oversee the operations of Cheniere Partners. Cheniere owns the sole share entitled to vote in the election of our directors (the “Director Voting Share”). If Cheniere relinquishes the Director Voting Share, which it may do in its sole discretion, or ceases to own greater than 25% of our outstanding shares, our non-economic voting interest in GP Holdco would be extinguished and we would cease to control GP Holdco. Because our only assets are limited partner interests in Cheniere Partners and we are therefore dependent on the operating results and financial condition of Cheniere Partners, we believe that the discussion and analysis of Cheniere Partners’ financial condition and operating results is important to our shareholders. Therefore, Cheniere Partners’ quarterly report on Form 10-Q for the quarter ended March 31, 2017 has been included in this filing as Exhibit 99.1 and incorporated herein by reference (the “Cheniere Partners Quarterly Report”).

Liquidity and Capital Resources

As of March 31, 2017, we had cash and cash equivalents of $0.1 million. Our capital structure consists only of common shares, of which 191.5 million shares are owned by Cheniere and 40.2 million shares are owned by the public, and one Director Voting Share which is held by Cheniere. We are authorized to issue an unlimited number of additional common shares. Additional classes or series of securities may be created with the approval of our Board, provided that any such additional class or series must be approved by a vote of holders of a majority of our outstanding shares. Our shareholders will not have preemptive or preferential rights to acquire additional common shares or other classes of our securities.

Cheniere provides certain general and administrative services pursuant to the Services Agreement. We incur a fixed fee of $1.0 million per year, subject to adjustment for inflation, for certain general and administrative services, including the services of our directors and officers who are also directors and executive officers of Cheniere. In addition, we incur costs to reimburse Cheniere for certain third-party general and administrative expenses. Cheniere also provides us with cash management services, including treasury services with respect to the payment of dividends and allocation of reserves for taxes. Under the Services Agreement, we recorded general and administrative expense—affiliate of $0.3 million during each of the three months ended March 31, 2017 and 2016.

We believe that the cash distributions we will receive on the Cheniere Partners units will be sufficient to fund our working capital requirements for the next twelve months.

Dividends

Our LLC Agreement requires us to pay dividends on our shares equal to the amount of cash that we receive as distributions in respect of the Cheniere Partners units that we own, less income taxes and reserves established by our Board. On a quarterly basis, we declare and pay a $0.020 dividend per common share on our 231.7 million common shares outstanding. We paid total dividends of $4.6 million during each of the three months ended March 31, 2017 and 2016.

Sources and Uses of Cash

The following table (in thousands) summarizes the sources and uses of our cash and cash equivalents for the three months ended March 31, 2017 and 2016. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2017	2016
Operating cash flows
Net cash used in operating activities	$(538)	$(671)

Investing cash flows
Net cash provided by investing activities	5,084	5,084

Financing cash flows
Net cash used in financing activities	(4,634)	(4,634)

Net decrease in cash and cash equivalents	(88)	(221)
Cash and cash equivalents—beginning of period	219	917
Cash and cash equivalents—end of period	$131	$696

Operating Cash Flows

Operating cash outflows during the three months ended March 31, 2017 and 2016 were $0.5 million and $0.7 million, respectively, primarily as a result of the payment of general and administrative expenses (including affiliate).

Investing Cash Flows

Investing cash inflows during each of the three months ended March 31, 2017 and 2016 were $5.1 million as a result of distributions from Cheniere Partners.

Financing Cash Flows

Financing cash outflows during each of the three months ended March 31, 2017 and 2016 were $4.6 million primarily as a result of dividends paid to our common shareholders in accordance with our LLC Agreement as described above.

Results of Operations

Equity Income from Investment in Cheniere Partners

We use the equity method of accounting for our limited partner ownership interest in Cheniere Partners. The equity method of accounting requires that our investment in Cheniere Partners be shown in our Consolidated Balance Sheets as a single amount. Our initial investment in Cheniere Partners was recognized at cost, and this carrying amount is increased or decreased to recognize our share of income or loss of Cheniere Partners after the date of our initial investment in the Cheniere Partners units. As a result of our historical negative investment in Cheniere Partners and because we are not obligated to fund losses, we had a zero investment balance in Cheniere Partners recorded on the Consolidated Balance Sheets as of both March 31, 2017 and December 31, 2016 and had suspended the use of the equity method for any additional losses. The suspended loss account will be increased or decreased by our share of Cheniere Partners’ future losses or earnings, respectively.  We had suspended losses of approximately $906 million and $938 million as of March 31, 2017 and December 31, 2016, respectively. Due to our zero investment balance in, and suspended losses of, Cheniere Partners as of both March 31, 2017 and December 31, 2016, we have historically and will continue to recognize distributions that we receive as a gain on our Consolidated Statements of Income and a corresponding entry will be made to increase the suspended loss account. Once we have recovered all suspended losses through our share of Cheniere Partners’ future earnings, the equity income or loss from our share of Cheniere Partners’ future earnings will be reported on our income statements.  In addition, future distributions we receive from Cheniere Partners would then reduce the carrying amount of our investment in Cheniere Partners.  We recognized $5.1 million for each of the three months ended March 31, 2017 and 2016 of equity income from our investment in Cheniere Partners resulting from quarterly distributions that Cheniere Partners paid to us.

The following table summarizes Consolidated Statements of Operations information for Cheniere Partners. Additional information on Cheniere Partners’ operating results and financial position are contained in the Cheniere Partners Quarterly Report.

Summarized Cheniere Partners Consolidated Statements of Operations Information
(in millions)
(unaudited)
	Three Months Ended March 31,
	2017	2016
Revenues (including transactions with affiliates)	$891	$67
Operating costs and expenses (including transactions with affiliates)	(672)	(77)
Other expense	(172)	(65)
Net income (loss)	$47	$(75)

General and Administrative Expenses (including affiliate)

Our general and administrative expenses (including affiliate) are associated with managing our business and affairs. We incurred total general and administrative expenses (including affiliate) of $0.6 million for each of the three months ended March 31, 2017 and 2016. These expenses included $0.3 million for each of the three months ended March 31, 2017 and 2016 related to services provided by Cheniere under the Services Agreement necessary for the conduct of our business, such as accounting, legal, tax, information technology and other expenses.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

Summary of Critical Accounting Estimates

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

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

For a discussion of these matters as they pertain to Cheniere Partners, please read Part II, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” in the Cheniere Partners Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, which is included in this filing as Exhibit 99.1 and incorporated herein by reference, as activities of Cheniere Partners have an impact on our consolidated operating results and financial position.

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

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of March 31, 2017, there were no pending legal matters that would reasonably be expected to have a material impact on our consolidated operating results, financial position or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

ITEM 5.	OTHER INFORMATION

Compliance Disclosure

Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended March 31, 2017, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our quarterly report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. During the quarter ended March 31, 2017, we did not engage in any transactions with Iran or with persons or entities related to Iran.

ITEM 6.	EXHIBITS

Exhibit No.	Description
4.1
Tenth Supplemental Indenture, dated as of March 6, 2017, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on March 6, 2017)

4.2	Form of 4.200% Senior Secured Note due 2028 (Included as Exhibit A-1 to Exhibit 4.1 above)
4.3
Indenture, dated as of February 24, 2017, between Sabine Pass Liquefaction, LLC, the guarantors that may become party thereto from time to time and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on February 27, 2017)

4.4	Form of 5.00% Senior Secured Note due 2037 (Included as Exhibit A-1 to Exhibit 4.3 above)
10.1
Second Omnibus Amendment and Waiver, dated as of January 20, 2017, to the Second Amended and Restated Common Terms Agreement, dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, the representatives and agents from time to time parties thereto, and Société Générale, as the Common Security Trustee and Intercreditor Agent (Incorporated by reference to Exhibit 10.73 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-215882), filed on February 3, 2017)

10.2
Amendment to the Common Terms Agreement, dated January 20, 2017, to the Second Amended and Restated Common Terms Agreement, dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, the representatives and agents from time to time parties thereto, and Société Générale, as the Common Security Trustee and Intercreditor Agent (Incorporated by reference to Exhibit 10.74 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-215882), filed on February 3, 2017)

10.3
Registration Rights Agreement, dated as of March 6, 2017, between Sabine Pass Liquefaction, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on March 6, 2017)

10.4
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00056 Performance and Attendance Bonus (PAB) Incentive Program Provisional Sum Closeout, dated February 28, 2017 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.77 to Amendment No. 1 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-215882), filed on March 31, 2017)

10.5
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00033 Instrument Air Tie-In Point Location Change, dated January 25, 2017 and (ii) the Change Order CO-00034 Additional Owner Site Office Provisional Sum Closeout, dated January 25, 2017 (Incorporated by reference to Exhibit 10.76 to Amendment No. 1 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-215882), filed on March 31, 2017)

10.6
Amendment of LNG Sale and Purchase Agreement (FOB), dated January 12, 2017, between Sabine Pass Liquefaction, LLC (Seller) and Gas Natural Fenosa LNG GOM, Limited (assignee of Gas Natural Aprovisionamientos SDG S.A.) (Buyer) (Incorporated by reference to Exhibit 10.3 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-215882), filed on February 3, 2017)

10.7
Fourth Amended and Restated Agreement of Limited Partnership of Cheniere Energy Partners, L.P. (Incorporated by reference to Exhibit 3.1 to Cheniere Partners’ Current Report on Form 8-K (File No. 001-33366) filed on February 21, 2017)

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Cheniere Energy Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No.	Description
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

Date:	May 3, 2017	By:	/s/ Michael J. Wortley
Michael J. Wortley
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	May 3, 2017	By:	/s/ Leonard Travis
Leonard Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)