Form 10-Q
period 2017-09-30
Cheniere Energy Partners LP Holdings, LLC
filed 2017-11-09
CIK 1582966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2017
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of November 3, 2017, the registrant had 231,700,000 common shares outstanding.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
TABLE OF CONTENTS

i

DEFINITIONS
As used in this quarterly report, the terms listed below have the following meanings:
Common Industry and Other Terms

EPC	engineering, procurement and construction
GAAP	generally accepted accounting principles in the United States
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
SEC	U.S. Securities and Exchange Commission
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG

Abbreviated Organizational Structure
The following diagram depicts our abbreviated organizational structure as of September 30, 2017, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:
Unless the context requires otherwise, references to “Cheniere Holdings,” the “Company,” “we,” “us” and “our” are intended to refer to Cheniere Energy Partners LP Holdings, LLC (NYSE American: CQH).

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2017	2016
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$671	$219
Receivables	—	153
Other current assets	117	51
Total current assets	788	423

Total assets	$788	$423

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$76	$78
Accrued liabilities—affiliate	791	—
Total current liabilities	867	78

Shareholders’ equity
Common shares: unlimited shares authorized, 231.7 million shares issued and outstanding at September 30, 2017 and December 31, 2016	664,931	664,931
Director voting share: 1 share authorized, issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Additional paid-in-capital	(271,757)	(271,757)
Accumulated deficit	(393,253)	(392,829)
Total shareholders’ equity (deficit)	(79)	345
Total liabilities and shareholders’ equity (deficit)	$788	$423

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Equity income from investment in Cheniere Partners	$5,084	$5,084	$15,253	$15,253

Expenses
General and administrative expense	295	484	986	1,205
General and administrative expense—affiliate	264	258	791	772
Total expenses	559	742	1,777	1,977

Other income	2	—	2	—

Net income	$4,527	$4,342	$13,478	$13,276

Net income per common share—basic and diluted	$0.02	$0.02	$0.06	$0.06

Weighted average number of common shares outstanding—basic and diluted	231,700	231,700	231,700	231,700

Cash dividends declared per common share	$0.020	$0.020	$0.060	$0.060

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance at December 31, 2016	231,700	$664,931	$(271,757)	$(392,829)	$345
Dividends to shareholders	—	—	—	(13,902)	(13,902)
Net income	—	—	—	13,478	13,478
Balance at September 30, 2017	231,700	$664,931	$(271,757)	$(393,253)	$(79)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$13,478	$13,276
Adjustments to reconcile net income to net cash used in operating activities:
Income from equity investment	(15,253)	(15,253)
Changes in operating assets and liabilities:
Receivables	153	—
Accounts payable and accrued liabilities	(2)	161
Accrued liabilities—affiliate	791	(6)
Other, net	(66)	14
Net cash used in operating activities	(899)	(1,808)

Cash flows from investing activities
Distributions from equity investment	15,253	15,253

Cash flows from financing activities
Dividends paid to shareholders	(13,902)	(13,902)

Net increase (decrease) in cash and cash equivalents	452	(457)
Cash and cash equivalents—beginning of period	219	917
Cash and cash equivalents—end of period	$671	$460

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF BUSINESS

We are a limited liability company formed by Cheniere (NYSE American: LNG) to hold its limited partner interests in Cheniere Partners, a publicly traded limited partnership (NYSE American: CQP). Our only business consists of owning and holding Cheniere Partners’ limited partner common units, Class B units (“Class B units”) and subordinated units (collectively, the “Cheniere Partners units”), along with cash or other property that we receive as distributions in respect of such units, and, accordingly, our consolidated operating results and financial condition are dependent on the performance of Cheniere Partners. As of September 30, 2017, we owned a 48.6% limited partner interest in Cheniere Partners.

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

Results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2017 due to the anticipated distributions as a result of the conversion of our investment in Cheniere Partners from Class B units into common units.

Accounting for Investment in Cheniere Partners

As of September 30, 2017 and December 31, 2016, we owned a 48.6% and 55.9% limited partner interest in Cheniere Partners, respectively. In addition to the Cheniere Partners units, we own a non-economic voting interest in GP Holdco, which holds a 100% indirect interest in Cheniere Partners GP. This non-economic voting interest in GP Holdco allows us to control the appointment of four of the eleven members to the board of directors of Cheniere Partners GP to oversee the operations of Cheniere Partners. Cheniere owns the sole share entitled to vote in the election of our directors (the “Director Voting Share”). If Cheniere relinquishes the Director Voting Share, which it may do in its sole discretion, or ceases to own greater than 25% of our outstanding shares, our non-economic voting interest in GP Holdco would be extinguished and we would cease to control GP Holdco. Cheniere may, at any time and without our consent, relinquish the Director Voting Share, which would cause our non-economic voting interest in GP Holdco to be extinguished. Because Cheniere may relinquish the Director Voting Share at any time and we have no variable interest in GP Holdco, we have determined that we cannot consolidate Cheniere Partners and must account for our investment in the Cheniere Partners units that we own using the equity method of accounting.

The equity method of accounting requires that our investment in Cheniere Partners be shown in our Consolidated Balance Sheets as a single amount. Our initial investment in Cheniere Partners is recognized at cost. This carrying amount is increased or decreased to recognize our share of income or loss of Cheniere Partners after the date of our initial investment in the Cheniere Partners units. The carrying amount is also adjusted to reflect the distributions received from Cheniere Partners and accretion of basis differences resulting from our proportionate share of the net assets of Cheniere Partners exceeding the carrying value of our investment in Cheniere Partners as a result of changes in our liquidation rights and priorities following the conversion of our interests in Cheniere Partners from Class B units into common units.

As a result of our historical negative investment in Cheniere Partners and because we are not obligated to fund losses, we had a zero investment balance in Cheniere Partners as of both September 30, 2017 and December 31, 2016 and had suspended the use of the equity method for additional losses. Equity method losses that we incur increase the suspended loss amount and equity method income decrease the suspended loss amount. Distributions we receive from Cheniere Partners increase the suspended loss amount. Only upon recovery of all suspended losses through future earnings will equity income or loss be reported on our Consolidated Statements of Income and future distributions and our allocated share of income or losses impact the carrying amount of our investment in Cheniere Partners.

After giving effect to our equity ownership in Cheniere Partners as though we had acquired the Cheniere Partners units as a result of a merger of entities under common control, along with activity impacting the basis of our investment in Cheniere

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Partners, we had suspended losses of approximately $863 million and $938 million as of September 30, 2017 and December 31, 2016, respectively. The difference between our reported zero investment in Cheniere Partners as of both September 30, 2017 and December 31, 2016 and our ownership in Cheniere Partners’ reported net assets was due primarily to suspended losses and equity gains from Cheniere Partners’ sales of common units that were not recognized by us. Included in this balance is a remaining basis difference of approximately $223 million as of September 30, 2017 associated with Class B unit conversion which is being accreted into the suspended loss account over a remaining period of approximately 31.8 years corresponding to the remaining estimated useful lives of the underlying net assets of Cheniere Partners.

Due to our zero investment balance in, and suspended losses of, Cheniere Partners as of both September 30, 2017 and December 31, 2016, we have historically and will continue to recognize distributions that we receive as a gain on our Consolidated Statements of Income until recovery of all suspended losses.

NOTE 3—CAPITALIZATION

Cheniere Holdings’ authorized capital structure consists of common shares and the Director Voting Share. No owner of Cheniere Holdings shall be liable for Cheniere Holdings’ debts, liabilities or obligations beyond such owner’s capital contribution. At September 30, 2017, our issued capitalization consisted of 231.7 million common shares, of which 191.5 million common shares were owned by Cheniere and its affiliates and 40.2 million common shares were owned by the public, and one Director Voting Share owned by Cheniere. We are authorized to issue an unlimited number of common shares. Additional classes or series of securities may be created with the approval of our Board of Directors, provided that any such additional class or series must be approved by a vote of holders of a majority of our outstanding shares.

NOTE 4—INVESTMENT IN CHENIERE PARTNERS

Our business consists of owning the following Cheniere Partners units, along with cash or other property that we receive as distributions in respect of such units:

Common Units

As of September 30, 2017, we owned 104.5 million common units, including 92.5 million common units that mandatorily converted from 45.3 million Class B units on August 2, 2017 in accordance with the terms of the Fourth Amended and Restated Agreement of Limited Partnership of Cheniere Partners, dated as of February 14, 2017 (the “Partnership Agreement”). The common units are entitled to quarterly cash distributions from Cheniere Partners. To the extent that Cheniere Partners is unable to pay the initial quarterly distribution in the future, arrearages in the amount of the initial quarterly distribution (or the difference between the initial quarterly distribution and the amount of the distribution actually paid to common unitholders) may accrue with respect to the common units.

Subordinated Units

As of September 30, 2017, we owned 135.4 million subordinated units. The subordinated units are not entitled to receive distributions until all common units have received at least the initial quarterly distribution, including any arrearages that may accrue. The subordinated units will convert on a one-for-one basis into common units at the expiration of the subordination period as described in the Partnership Agreement. Cheniere Partners did not make any cash distributions in respect of the subordinated units with respect to the quarter ended June 30, 2010 through the quarter ended June 30, 2017.

NOTE 5—SUMMARIZED FINANCIAL INFORMATION FOR CHENIERE PARTNERS

Our consolidated operating results and financial condition are dependent on the performance and cash distributions of Cheniere Partners. The following tables are summarized Consolidated Statements of Operations and Consolidated Balance Sheets information for Cheniere Partners. Additional information on Cheniere Partners’ operating results and financial position are contained in its quarterly report on Form 10-Q for the quarter ended September 30, 2017, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Summarized Cheniere Partners Consolidated Statements of Operations Information
(in millions)
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues (including transactions with affiliates)	$903	$331	$2,786	$549
Operating costs and expenses (including transactions with affiliates)	(706)	(283)	(2,170)	(498)
Other expense	(174)	(130)	(500)	(308)
Net income (loss)	$23	$(82)	$116	$(257)

Summarized Cheniere Partners Consolidated Balance Sheets Information
(in millions)
	September 30,	December 31,
	2017	2016
	(unaudited)
Current assets	$1,754	$958
Non-current assets	15,437	14,584
Total assets	$17,191	$15,542

Current liabilities	$637	$856
Non-current liabilities	16,069	14,243
Partners’ equity	485	443
Total liabilities and partners’ equity	$17,191	$15,542

NOTE 6—RELATED PARTY TRANSACTIONS

Services Agreement

We, Cheniere and Cheniere Terminals, a wholly owned subsidiary of Cheniere, entered into a services agreement (the “Services Agreement”) pursuant to which we incur a fixed fee of $1.0 million per year, subject to adjustment for inflation, for certain general and administrative services, including the services of our officers who are also officers of Cheniere. In addition, we incur costs to reimburse Cheniere for certain third-party general and administrative expenses. Cheniere also provides us with cash management services, including treasury services with respect to the payment of dividends and allocation of reserves for taxes. Under the Services Agreement, we recorded general and administrative expense—affiliate of $0.3 million during each of the three months ended September 30, 2017 and 2016 and $0.8 million during each of the nine months ended September 30, 2017 and 2016. We had $0.8 million and zero of accrued liabilities—affiliate under the Services Agreement as of September 30, 2017 and December 31, 2016, respectively.

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

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

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

NOTE 7—INCOME TAXES

We are a limited liability company that has elected to be treated as a corporation for U.S. federal income tax purposes. The provision for income taxes, taxes payable and deferred income tax balances has been recorded as if we had filed all tax returns on a separate return basis (“hypothetical carve-out basis”) from Cheniere. Due to our historical NOLs, we have recorded a full valuation allowance against our deferred tax assets at September 30, 2017 and December 31, 2016. Accordingly, the Company has not recorded a provision for federal or state income taxes in any of the periods included in the accompanying Consolidated Financial Statements.

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

NOTE 8—DISTRIBUTIONS RECEIVED AND DIVIDENDS PAID

Distributions received

Historically, on a quarterly basis, we received a $0.425 distribution per common unit on our common units of Cheniere Partners. Subsequent to the conversion of our Cheniere Partners Class B units on August 2, 2017 in accordance with the terms of the Partnership Agreement, the Cheniere Partners common units held by us increased from 12.0 million to 104.5 million. On October 24, 2017, Cheniere Partners declared a $0.44 distribution per common unit and subordinated unit to be paid on November 14, 2017 for the period from July 1, 2017 to September 30, 2017.

We have used the distributions from Cheniere Partners to establish cash reserves to pay general and administrative expenses (including affiliate) and to pay dividends. We received total distributions of $5.1 million from Cheniere Partners during each of the three months ended September 30, 2017 and 2016 and total distributions of $15.3 million from Cheniere Partners during each of the nine months ended September 30, 2017 and 2016.

Dividends paid

Historically, on a quarterly basis, we have declared and paid a $0.020 dividend per common share on our 231.7 million common shares outstanding. We paid total dividends of $4.6 million during each of the three months ended September 30, 2017 and 2016 and total dividends of $13.9 million during each of the nine months ended September 30, 2017 and 2016.

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

Our Business

We are a Delaware limited liability company that has elected to be treated as a corporation for U.S. federal income tax purposes. Our primary business purpose is to:

•	own and hold Cheniere Partners’ limited partner common units and subordinated units (collectively, the “Cheniere Partners units”);

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
Our business consists of owning the following Cheniere Partners units, along with cash or other property that we receive as distributions in respect of such units:

Common Units

As of September 30, 2017, we owned 104.5 million common units, including 92.5 million common units that mandatorily converted from 45.3 million Class B units (“Class B units”) on August 2, 2017 in accordance with the terms of the Fourth Amended and Restated Agreement of Limited Partnership of Cheniere Partners, dated as of February 14, 2017 (the “Partnership Agreement”). The common units are entitled to quarterly cash distributions from Cheniere Partners. To the extent that Cheniere Partners is unable to pay the initial quarterly distribution in the future, arrearages in the amount of the initial quarterly distribution (or the difference between the initial quarterly distribution and the amount of the distribution actually paid to common unitholders) may accrue with respect to the common units.

Subordinated Units

As of September 30, 2017, we owned 135.4 million subordinated units. The subordinated units are not entitled to receive distributions until all common units have received at least the initial quarterly distribution, including any arrearages that may accrue. The subordinated units will convert on a one-for-one basis into common units at the expiration of the subordination period as described in the Partnership Agreement. Cheniere Partners did not make any cash distributions in respect of the subordinated units with respect to the quarter ended June 30, 2010 through the quarter ended June 30, 2017.

Overview of Significant Events

Significant events since January 1, 2017 and through the filing date of this Form 10-Q include the appointment by the Board of Jim D. Deidiker as a member of the Board in February 2017. Mr. Deidiker was also appointed as the Chairman of the Audit Committee of the Board.

Our Relationship with Cheniere Partners

As of September 30, 2017, we owned approximately 48.6% of the outstanding Cheniere Partners units. As a result of our non-economic voting interest in GP Holdco, which holds a 100% interest in Cheniere Partners GP, we control GP Holdco and indirectly control the appointment of four of the eleven members of the board of directors of Cheniere Partners GP to oversee the operations of Cheniere Partners. Cheniere owns the sole share entitled to vote in the election of our directors (the “Director Voting Share”). If Cheniere relinquishes the Director Voting Share, which it may do in its sole discretion, or ceases to own greater than 25% of our outstanding shares, our non-economic voting interest in GP Holdco would be extinguished and we would cease to control GP Holdco. Because our only assets are limited partner interests in Cheniere Partners and we are therefore dependent on the operating results and financial condition of Cheniere Partners, we believe that the discussion and analysis of Cheniere Partners’ financial condition and operating results is important to our shareholders. Therefore, Cheniere Partners’ quarterly report on Form 10-Q for the quarter ended September 30, 2017 has been included in this filing as Exhibit 99.1 and incorporated herein by reference (the “Cheniere Partners Quarterly Report”).

Liquidity and Capital Resources

As of September 30, 2017, we had cash and cash equivalents of $0.7 million. Our capital structure consists only of common shares, of which 191.5 million shares are owned by Cheniere and 40.2 million shares are owned by the public, and one Director Voting Share which is held by Cheniere. We are authorized to issue an unlimited number of additional common shares. Additional classes or series of securities may be created with the approval of our Board, provided that any such additional class or series must be approved by a vote of holders of a majority of our outstanding shares. Our shareholders will not have preemptive or preferential rights to acquire additional common shares or other classes of our securities.

Cheniere provides certain general and administrative services pursuant to the Services Agreement. We incur a fixed fee of $1.0 million per year, subject to adjustment for inflation, for certain general and administrative services, including the services of our directors and officers who are also directors and executive officers of Cheniere. In addition, we incur costs to reimburse Cheniere for certain third-party general and administrative expenses. Cheniere also provides us with cash management services, including treasury services with respect to the payment of dividends and allocation of reserves for taxes. Under the Services Agreement, we recorded general and administrative expense—affiliate of $0.3 million during each of the three months ended September 30, 2017 and 2016 and $0.8 million during each of the nine months ended September 30, 2017 and 2016. We had $0.8 million and zero of accrued liabilities—affiliate under the Services Agreement as of September 30, 2017 and December 31, 2016, respectively.

We believe that the cash distributions we will receive on the Cheniere Partners units will be sufficient to fund our working capital requirements for the next twelve months. On October 24, 2017, Cheniere Partners declared a $0.44 distribution per common unit and subordinated unit to be paid on November 14, 2017 for the period from July 1, 2017 to September 30, 2017.

Dividends

Our LLC Agreement requires us to pay dividends on our shares equal to the amount of cash that we receive as distributions in respect of the Cheniere Partners units that we own, less income taxes and reserves established by our Board. Historically, on a quarterly basis, we have declared and paid a $0.020 dividend per common share on our 231.7 million common shares outstanding.

We anticipate that our dividend per common share will increase as a result of increased distributions that we expect to receive on our Cheniere Partners units. We paid total dividends of $4.6 million during each of the three months ended September 30, 2017 and 2016 and total dividends of $13.9 million during each of the nine months ended September 30, 2017 and 2016.

Sources and Uses of Cash

The following table (in thousands) summarizes the sources and uses of our cash and cash equivalents for the nine months ended September 30, 2017 and 2016. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2017	2016
Operating cash flows
Net cash used in operating activities	$(899)	$(1,808)

Investing cash flows
Net cash provided by investing activities	15,253	15,253

Financing cash flows
Net cash used in financing activities	(13,902)	(13,902)

Net increase (decrease) in cash and cash equivalents	452	(457)
Cash and cash equivalents—beginning of period	219	917
Cash and cash equivalents—end of period	$671	$460

Operating Cash Flows

Operating cash outflows during the nine months ended September 30, 2017 and 2016 were $0.9 million and $1.8 million, respectively, primarily as a result of the payment of general and administrative expenses (including affiliate).

Investing Cash Flows

Investing cash inflows during each of the nine months ended September 30, 2017 and 2016 were $15.3 million as a result of distributions from Cheniere Partners.

Financing Cash Flows

Financing cash outflows during each of the nine months ended September 30, 2017 and 2016 were $13.9 million as a result of dividends paid to our common shareholders in accordance with our LLC Agreement as described above.

Results of Operations

Equity Income from Investment in Cheniere Partners

We use the equity method of accounting for our limited partner ownership interest in Cheniere Partners. The equity method of accounting requires that our investment in Cheniere Partners be shown in our Consolidated Balance Sheets as a single amount. Our initial investment in Cheniere Partners was recognized at cost, and this carrying amount is increased or decreased to recognize our share of income or loss of Cheniere Partners after the date of our initial investment in the Cheniere Partners units. As a result of our historical negative investment in Cheniere Partners and because we are not obligated to fund losses, we had a zero investment balance in Cheniere Partners recorded on the Consolidated Balance Sheets as of both September 30, 2017 and December 31, 2016 and had suspended the use of the equity method for any additional losses. The suspended loss account will be increased or decreased by our share of Cheniere Partners’ future losses or earnings, respectively.  We had suspended losses of approximately $863 million and $938 million as of September 30, 2017 and December 31, 2016, respectively. Due to our zero investment balance in, and suspended losses of, Cheniere Partners as of both September 30, 2017 and December 31, 2016, we have historically and will continue to recognize distributions that we receive as a gain on our Consolidated Statements of Income and a corresponding entry will be made to increase the suspended loss account. Once we have recovered all suspended losses through our share of Cheniere Partners’ future earnings, the equity income or loss from our share of Cheniere Partners’ future earnings will be reported on our

Consolidated Statements of Income.  In addition, future distributions we receive from Cheniere Partners would then reduce the carrying amount of our investment in Cheniere Partners.  We recognized $5.1 million for each of the three months ended September 30, 2017 and 2016 and $15.3 million for each of the nine months ended September 30, 2017 and 2016 of equity income from our investment in Cheniere Partners resulting from quarterly distributions that Cheniere Partners paid to us.

The following table summarizes Consolidated Statements of Operations information for Cheniere Partners. Additional information on Cheniere Partners’ operating results and financial position are contained in the Cheniere Partners Quarterly Report.

Summarized Cheniere Partners Consolidated Statements of Operations Information
(in millions)
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues (including transactions with affiliates)	$903	$331	$2,786	$549
Operating costs and expenses (including transactions with affiliates)	(706)	(283)	(2,170)	(498)
Other expense	(174)	(130)	(500)	(308)
Net income (loss)	$23	$(82)	$116	$(257)

General and Administrative Expenses (including affiliate)

Our general and administrative expenses (including affiliate) are associated with managing our business and affairs. We incurred total general and administrative expenses (including affiliate) of $0.6 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively, and $1.8 million and $2.0 million for the nine months ended September 30, 2017 and 2016, respectively. These expenses included $0.3 million for each of the three months ended September 30, 2017 and 2016 and $0.8 million for each of the nine months ended September 30, 2017 and 2016 related to services provided by Cheniere under the Services Agreement necessary for the conduct of our business, such as accounting, legal, tax, information technology and other expenses.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

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

For a discussion of these matters as they pertain to Cheniere Partners, please read Part II, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” in the Cheniere Partners Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, which is included in this filing as Exhibit 99.1 and incorporated herein by reference, as activities of Cheniere Partners have an impact on our consolidated operating results and financial position.

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

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of September 30, 2017, there were no pending legal matters that would reasonably be expected to have a material impact on our consolidated operating results, financial position or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

ITEM 6.	EXHIBITS

Exhibit No.	Description
4.1
Indenture, dated as of September 18, 2017, between Cheniere Energy Partners, L.P., the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on September 18, 2017)

4.2
First Supplemental Indenture, dated as of September 18, 2017, between Cheniere Energy Partners, L.P., the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.2 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on September 18, 2017)

4.3	Form of 5.250% Senior Note due 2025 (Included as Exhibit A-1 to Exhibit 4.2 above)
10.1*
Administrative Amendment, dated August 7, 2017, to the Credit and Guaranty Agreement among Cheniere Partners, as Borrower, certain subsidiaries of Cheniere Partners, as Subsidiary Guarantors, the lenders from time to time party thereto, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Issuing Bank, Administrative Agent and Coordinating Lead Arranger, and certain arrangers and other participants

10.2
Registration Rights Agreement, dated as of September 18, 2017, between Cheniere Energy Partners, L.P., the guarantors party thereto and Credit Suisse Securities (USA) LLC (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on September 18, 2017)

10.3*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00059 Insurance Provisional Sum Closeout, dated May 18, 2017

10.4*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00037 HPAA Compressor MODBUS Link, dated June 28, 2017 and (ii) the Change Order CO-00038 Existing Facility Labor Provisional Sum Closure, dated August 24, 2017

10.5*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00021 Soils Preparation Provisional Sum Partial True-Up RECON 3, dated August 24, 2017

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Cheniere Energy Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

Date:	November 8, 2017	By:	/s/ Michael J. Wortley
Michael J. Wortley
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	November 8, 2017	By:	/s/ Leonard Travis
Leonard Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)