Form 10-K
period 2017-12-31
Cheniere Energy Partners LP Holdings, LLC
filed 2018-02-21
CIK 1582966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from            to
Commission File No. 001-36234
Cheniere Energy Partners LP Holdings, LLC
(Exact name of registrant as specified in its charter)

Delaware	36-4767730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Milam Street, Suite 1900 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (713) 375-5000
Securities registered pursuant to Section 12(b) of the Act:

Common Shares	NYSE American
(Title of Class)	(Name of each exchange on which registered)
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $1.1 billion as of June 30, 2017.
As of February 15, 2018, the registrant had 231,700,000 common shares outstanding.
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

Abbreviated Legal Entity Structure
The following diagram depicts our abbreviated legal entity structure as of December 31, 2017, including our ownership of certain subsidiaries, and the references to these entities used in this annual report:
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

•	statements regarding Cheniere Partners’ anticipated LNG and natural gas marketing activities;

•	statements regarding the impact of the Tax Cuts and Jobs Act, including impact on deferred tax assets; and

•	any other statements that relate to non-historical or future information.
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

General

We are a publicly traded Delaware limited liability company formed by Cheniere in 2013 to hold its limited partner interests in Cheniere Partners, a publicly traded limited partnership. Our only business consists of owning and holding Cheniere Partners’ limited partner common units and subordinated units (collectively, the “Cheniere Partners units”), along with cash or other property that we receive as distributions in respect of such units, and, accordingly, our operating results and financial condition are dependent on the performance of Cheniere Partners. Therefore, Cheniere Partners’ Annual Report on Form 10-K for the year ended December 31, 2017, has been included in this filing as Exhibit 99.1 and incorporated herein by reference (the “Cheniere Partners Annual Report”).

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

When Cheniere Partners makes cash distributions to us with respect to the Cheniere Partners units, we will pay dividends to our shareholders consisting of the cash that we receive from Cheniere Partners, less income taxes and reserves established by our Board of Directors (our “Board”). In accordance with the terms of the Fourth Amended and Restated Agreement of Limited Partnership of Cheniere Partners, dated as of February 14, 2017 (the “Partnership Agreement”), Cheniere Partners paid the initial quarterly distribution amounts of $0.425 per common unit, or $1.70 per common unit on an annualized basis, for each fiscal quarter since its initial public offering in March 2007 through the quarter ended June 30, 2017. Cheniere Partners increased its quarterly cash distributions to $0.44 per common unit with respect to the quarter ended September 30, 2017 and to $0.50 per common unit with respect to the quarter ended December 31, 2017. Cheniere Partners did not make any cash distributions on its subordinated units with respect to the quarter ended June 30, 2010 through the quarter ended June 30, 2017, but resumed making cash distributions with respect to the quarter ended September 30, 2017.

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

As of December 31, 2017, we owned a 48.6% limited partner interest in Cheniere Partners and Cheniere owned, indirectly through GP Holdco, the general partner of Cheniere Partners and the incentive distribution rights in Cheniere Partners. In addition, we owned a non-economic voting interest in GP Holdco that allows us to control GP Holdco and the appointment of four of the eleven members to the board of directors of the general partner of Cheniere Partners to oversee the operations of Cheniere Partners. Cheniere owns the sole share entitled to vote in the election of our directors (the “Director Voting Share”). If Cheniere relinquishes the Director Voting Share, which it may do in its sole discretion, or ceases to own greater than 25% of our outstanding shares (a “Cheniere Separation Event”), our non-economic voting interest in GP Holdco would be extinguished and we would cease to control GP Holdco.

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

Our Business

Our business consists of owning the following Cheniere Partners units, along with cash or other property that we receive as distributions in respect of such units:

Common Units

We own 104.5 million common units, including 92.5 million common units that mandatorily converted from 45.3 million Class B units on August 2, 2017 in accordance with the terms of the Partnership Agreement, which are entitled to quarterly cash distributions from Cheniere Partners. To the extent that Cheniere Partners is unable to pay the initial quarterly distribution in the future, arrearages in the amount of the initial quarterly distribution (or the difference between the initial quarterly distribution and the amount of the distribution actually paid to common unitholders) may accrue with respect to the common units.

Subordinated Units

We own 135.4 million subordinated units. The subordinated units were not entitled to receive distributions until all common units had received at least the initial quarterly distribution, including any arrearages that may have accrued. Cheniere Partners did not make any cash distributions on its subordinated units with respect to the quarter ended June 30, 2010 through the quarter ended June 30, 2017, but resumed making cash distributions on its subordinated units with respect to the quarter ended September 30, 2017. The subordination period will extend until the first business day following the distribution of available cash to partners in respect of any quarter that each of the following occurs:

•
distributions of available cash from operating surplus on each of the outstanding common units, subordinated units and any other outstanding units that are senior or equal in right of distribution to the subordinated units equaled or exceeded the sum of the initial quarterly distributions on all of the outstanding common units, subordinated units, general partner units and any other outstanding units that are senior or equal in right of distribution to the subordinated units for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date;

•
the “adjusted operating surplus” (as defined in the Partnership Agreement) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the initial quarterly distributions on all of the outstanding common units, subordinated units, general partner units and any other outstanding units that are senior or equal in right of distribution to the subordinated units during those periods on a fully diluted basis; and

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
Early Conversion of Subordinated Units

The subordination period will automatically terminate and all of the subordinated units will convert into common units on a one-for-one basis on the first business day following the distribution of available cash to partners in respect of any quarter that each of the following occurs:

•
in connection with distributions of available cash from operating surplus, the amount of such distributions constituting “contracted adjusted operating surplus” (as defined in the Partnership Agreement) on each outstanding common unit, subordinated unit and any other outstanding unit that is senior or equal in right of distribution to the subordinated units equaled or exceeded $0.638 (150% of the initial quarterly distribution) for each quarter in the four-quarter period immediately preceding that date;

•
the contracted adjusted operating surplus generated during each quarter in the four-quarter period immediately preceding that date equaled or exceeded the sum of a distribution of $0.638 (150% of the initial quarterly distribution) on all of the outstanding common units, subordinated units, general partner units, any other units that are senior or equal in right of distribution to the subordinated units, and any other equity securities that are junior to the subordinated units that the board of directors of Cheniere Partners GP deems to be appropriate for the calculation, after consultation with management of Cheniere Partners GP, on a fully diluted basis; and

•	there are no arrearages in payment of the initial quarterly distribution on the common units.
Employees

We have no employees and rely on Cheniere, via the Services Agreement, to manage all aspects of the conduct of our business. As of January 31, 2018, Cheniere and its subsidiaries had 1,230 full-time employees.

Available Information

Our common shares have been publicly traded since December 2013 and are traded on the NYSE American under the symbol “CQH.” Our principal executive offices are located at 700 Milam Street, Suite 1900, Houston, Texas 77002, and our telephone number is (713) 375-5000. Our internet address is www.cheniere.com. We provide public access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC. Cheniere Partners also provides public access to its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after the materials are electronically filed with, or furnished to, the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our reports and those of Cheniere Partners may be accessed free of charge through our internet website. We make our website content available for informational purposes only. The website should not be relied upon for investment purposes and is not incorporated by reference into this Form 10-K.

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

Our only cash-generating assets are our limited partner interests in Cheniere Partners. Our cash flows are therefore completely dependent upon the ability of Cheniere Partners to make distributions to its unitholders. Cheniere Partners may not be successful in its efforts to maintain or increase its cash available for distribution on its units. The amount of cash that Cheniere Partners can distribute each quarter to its unitholders principally depends upon the items discussed in the Cheniere Partners Annual Report under Item 1.A “Risk Factors—Risks Relating to Our Cash Distributions.” Because of these factors, Cheniere Partners may not have sufficient available cash each quarter to continue to pay quarterly distributions in respect of the common units and subordinated units and at its most recently paid amount of $0.50 per unit or any other amount, and Cheniere Partners may not have sufficient available cash each quarter to make any distributions in respect of the subordinated units. In addition, if Cheniere Partners does not continue to pay quarterly distributions, we will not be able to continue to pay dividends to our shareholders. Consistent with the terms of our Partnership Agreement, Cheniere Partners distributes to its partners all of its available cash each quarter. To the extent Cheniere Partners does not have sufficient cash reserves or is unable to finance growth externally, its cash distribution policy will significantly impair its ability to grow. Furthermore, to the extent Cheniere Partners issues additional units in connection with any acquisitions or expansion capital projects, the payment of distributions on those additional units may increase the risk that Cheniere Partners will be unable to maintain or increase its per unit distribution level, which in turn may lower the amount of cash that we have available to pay dividends on our outstanding shares.

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

We rely on an exemption from being regulated as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) available to companies engaged in a non-investment company business through a controlled subsidiary. However, if we cease to control GP Holdco for any reason, we may be deemed to be an “investment company” within the meaning of the Investment Company Act. If Cheniere’s ownership is reduced to less than 25% of our outstanding shares or if Cheniere otherwise relinquishes the Director Voting Share, which it may do in its sole discretion, our non-economic voting interest in GP Holdco will be extinguished. Our non-economic voting interest in GP Holdco allows us to control GP Holdco and indirectly to appoint four of the eleven directors to the board of directors of Cheniere Partners GP. If, for any reason, our non-economic voting interest in GP Holdco is extinguished, we may be subject to regulation as an investment company under the Investment Company Act. As an investment company, we would be subject to restrictions under the Investment Company Act that could be material to our operations and financial flexibility or require changes to our operations, including the following:

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

Cheniere owns 82.7% of our outstanding shares, as well as the Director Voting Share. By holding the Director Voting Share and more than 50% of our outstanding shares, Cheniere has the ability to control us, including amending our LLC Agreement, without the vote of a holder of any other shares. Furthermore, under Delaware law, Cheniere is able to take certain actions by written consent of the majority of the outstanding shares without calling a meeting of our shareholders. In addition, as the owner of the Director Voting Share, Cheniere has the sole ability to elect our directors until a Cheniere Separation Event. While Cheniere continues to beneficially own a majority of our outstanding shares and the Director Voting Share, shareholders that are not affiliated with Cheniere have limited voting rights on matters affecting our business, which could affect the price at which our shares trade.

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

Our LLC Agreement prohibits us from selling, pledging or otherwise transferring any of the common units and subordinated units that we own, or the common units into which the subordinated units convert. Unlike a business that can sell its assets in order to generate cash or increase liquidity, we would be unable to do so without an amendment of our LLC Agreement. Although Cheniere, through its ownership of a majority of our shares, is able to amend our LLC Agreement, the Cheniere Partners units we hold constitute restricted securities under the Securities Act of 1933, as amended (the “Securities Act”). Absent an amendment to our LLC Agreement and an effective registration statement covering the sale of the Cheniere Partners units, we are unable to generate cash through sales of the Cheniere Partners units we hold, which could affect our liquidity. In addition, until a Cheniere Separation Event, we need Cheniere’s consent to sell any of the Cheniere Partners units that we hold.

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

The market price of our shares has historically experienced and may continue to experience volatility. For example, during the three-year period ended December 31, 2017, the market price of our shares ranged between $12.04 and $28.76. Such fluctuations may continue as a result of a variety of factors, some of which are beyond our control, including:

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

•	due to the illiquid nature of the subordinated units that we own, it is difficult to value our assets;

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

•	our assets include the subordinated units, which do not currently receive cash distributions and is neither admitted for trading on a national securities exchange nor has a liquid trading market; and

•	the other risks described in these Risk Factors.
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

We are a “controlled company” within the meaning of the NYSE American rules and rely on exemptions from various corporate governance requirements.

Our shares are traded on the NYSE American. A company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” within the meaning of the NYSE American rules. A “controlled company” may elect not to comply with various corporate governance requirements of the NYSE American, including the requirement that a majority of its board of directors consist of independent directors, the requirement that its nominating and governance committee consist of all independent directors and the requirement that its compensation committee consist of all independent directors.

We are a “controlled company” because Cheniere owns a majority of our outstanding shares and the Director Voting Share. Because we rely on certain of the “controlled company” exemptions and do not have a compensation committee or a nominating and corporate governance committee, owners of our common shares may not have the same corporate governance advantages afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE American.

In addition, the rules of the NYSE American require us to obtain the affirmative vote from holders of at least a majority of our outstanding shares in order to issue, in a private offering, greater than 20% of our outstanding shares for less than the greater of book and market value of our shares. However, until such time as Cheniere ceases to own a majority of our outstanding shares, we would be able to make such an offering with the written consent of Cheniere and without the vote of any other of our shareholders.

Our Consolidated Financial Statements do not currently, and may not in the future, reflect the value of our assets in a manner familiar to investors.

Cheniere Partners has not been profitable until recently, and because we use the equity method of accounting, as of December 31, 2017, we reflect our investment in Cheniere Partners as having no carrying value. Because we had suspended losses of approximately $785 million as of December 31, 2017 as well as equity gains from Cheniere Partners’ sales of common units that were not recognized by us, our Consolidated Balance Sheet is likely to continue to reflect our assets as having no carrying value for some period in the future. It may therefore be difficult for investors to easily assess our business and operating results, which could adversely affect the trading price of our shares.

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

Under the U.S. Internal Revenue Code (“IRC”), we will cease to be a member of the Cheniere consolidated group for U.S. federal income tax purposes (a deconsolidation) if at any time Cheniere owns less than 80% of the vote or 80% of the value of our outstanding shares, whether by issuance of additional shares by us or by Cheniere’s sale or other disposition of our shares.

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

For so long as we are included in Cheniere’s consolidated group for U.S. federal income tax purposes, our taxable income or loss will be included in Cheniere’s consolidated federal income tax return. Cheniere has experienced ownership changes for purposes of Section 382 of the IRC that will subject a significant amount of its consolidated NOL carryforwards to annual utilization limitations for U.S. federal income tax purposes. Although we do not expect it to, the utilization limitations may affect the timing of when these federal NOL carryforwards may be utilized. Subsequent trading activity in Cheniere shares or further changes in the ownership of Cheniere stock may cause additional ownership changes, which may ultimately affect the ability to fully utilize Cheniere’s federal NOL carryforwards. Additionally, the recently enacted Tax Cuts and Jobs Act (“TCJA”) imposes limitations on the use of NOLs arising in taxable years beginning after December 31, 2017.

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

Cheniere Partners may be subject to material entity-level U.S. federal income tax and state income taxes if it is treated as a corporation, rather than as a partnership, for U.S. federal income tax purposes. Because the common units are publicly traded, Section 7704 of the IRC requires that Cheniere Partners derive at least 90% of its gross income each year from the transportation, storage, processing and marketing of crude oil, natural gas and products thereof, or from certain other specified activities, in order to be treated as a partnership for U.S. federal income tax purposes. We believe that Cheniere Partners has satisfied this “qualifying income” requirement and will continue to do so in the future, so we believe Cheniere Partners is and will be treated as a partnership for U.S. federal income tax purposes. Failing to meet the qualifying income requirement or a change in current law could cause Cheniere Partners to be treated as a corporation for U.S. federal income tax purposes or otherwise subject Cheniere Partners to material entity-level taxes. From time to time, the U.S. President and members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that would affect certain publicly traded partnerships. Further, final Treasury regulations under Section 7704(d)(1)(E) of the Code interpret the scope of qualifying income requirements for publicly traded partnerships by providing industry-specific guidance. We are unable to predict whether any changes or other proposals will ultimately be enacted. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the requirements for partnership status, affect or cause Cheniere Partners to change its business activities, change the character or treatment of portions of Cheniere Partners’ income and adversely affect our investment in Cheniere Partners units.

If Cheniere Partners were treated as a corporation for federal income tax purposes, it would pay federal income tax on its taxable income at the corporate tax rate and would likely pay state and local income taxes at varying rates. Distributions from Cheniere Partners would generally be taxed again as corporate dividends, and no income, gains, losses or deductions would flow through to Cheniere Partners unitholders. Because a tax would be imposed upon Cheniere Partners as a corporation, the cash available for distribution to its unitholders would be substantially reduced. Therefore, treatment of Cheniere Partners as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to Cheniere Partners unitholders, likely causing a substantial reduction in the value of Cheniere Partners common units we own and the value of our shares.

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

If the IRS makes audit adjustments to Cheniere Partners’ income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from Cheniere Partners, in which case it may either pay the taxes directly to the IRS or elect to have its unitholders and former unitholders, including us, take such audit adjustment into account and pay any resulting taxes. If Cheniere Partners bears such payment, its cash available for distribution to its unitholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to a partnership’s income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from the partnership. The partnership may either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if eligible, elect to have its partners and former partners take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in the partnership during the tax year under audit. There can be no assurance that such election will be practical, permissible or effective in all circumstances. If, as a result of any such audit adjustment, Cheniere Partners is required to make payments of taxes, penalties and interest, its cash available for distribution to its unitholders might be substantially reduced.

U.S. federal income tax reform could adversely affect us.

The recently enacted TCJA significantly reforms the IRC. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and imposes limitations on the use of NOLs arising in taxable years beginning after December 31, 2017. The reduction of the

U.S. corporate tax rate results in a decreased valuation of our deferred tax asset and liabilities. We continue to examine the impact the TCJA may have on our business. The estimated impact of the TCJA is based on our management’s current knowledge and assumptions and recognized impacts could be materially different from current estimates based on our actual results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We have no properties. Our assets consist of a small amount of working capital, the Cheniere Partners limited partner interests that we own and the non-economic voting interest in GP Holdco that we hold. See Item 1. Business for additional information.

ITEM 3.	LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2017, there were no pending legal matters that would reasonably be expected to have a material impact on our consolidated operating results, financial position or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the NYSE MKT under the symbol “CQH” and began trading in December 2013, after the pricing of our IPO. The table below presents the high and low sales prices per common share, as reported by the NYSE American, and cash dividends to common shareholders for each quarter during 2017 and 2016.

	High	Low	Cash Dividends Per Common Share
2017
First Quarter	$24.70	$22.31	$0.020
Second Quarter	27.45	24.08	0.020
Third Quarter	27.42	24.03	0.450
Fourth Quarter	28.76	24.53	0.510

2016
First Quarter	$18.41	$12.04	$0.020
Second Quarter	21.33	16.94	0.020
Third Quarter	22.84	18.73	0.020
Fourth Quarter	23.05	19.00	0.020

As of February 15, 2018, there were approximately 3 shareholders of record.

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

Selected financial data set forth below are derived from our audited Consolidated Financial Statements for the period indicated (in thousands, except per share data). The financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the accompanying notes thereto included elsewhere in this report.

	Year Ended December 31,				Period from July 29, 2013 (Date of Inception) Through December 31, 2013
	2017	2016	2015	2014
Consolidated Statement of Income data:
Equity income from investment in Cheniere Partners	$120,797	$20,338	$20,338	$20,338	$—
Net income (loss)	118,461	17,798	18,173	18,141	(54)
Net income per common share, basic and diluted	$0.51	$0.08	$0.08	$0.08	$0.00
Weighted average shares outstanding	231,700	231,700	231,700	231,700	231,700

Consolidated Balance Sheet data:
Total assets	$714	$423	$1,195	$1,553	$353

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
Our business consists of owning the following Cheniere Partners units, along with cash or other property that we receive as distributions in respect of such units:

Common Units

As of December 31, 2017, we owned 104.5 million common units, including 92.5 million common units that mandatorily converted from 45.3 million Class B units (“Class B units”) on August 2, 2017 in accordance with the terms of the Fourth Amended and Restated Agreement of Limited Partnership of Cheniere Partners, dated as of February 14, 2017 (the “Partnership Agreement”). The common units are entitled to quarterly cash distributions from Cheniere Partners. To the extent that Cheniere Partners is unable to pay the initial quarterly distribution in the future, arrearages in the amount of the initial quarterly distribution (or the difference between the initial quarterly distribution and the amount of the distribution actually paid to common unitholders) may accrue with respect to the common units.

Subordinated Units

As of December 31, 2017, we owned 135.4 million subordinated units. The subordinated units were not entitled to receive distributions until all common units had received at least the initial quarterly distribution, including any arrearages that may have accrued. Cheniere Partners did not make any cash distributions on its subordinated units with respect to the quarter ended June 30, 2010 through the quarter ended June 30, 2017, but resumed making cash distributions with respect to the quarter ended September 30, 2017. The subordinated units will convert on a one-for-one basis into common units at the expiration of the subordination period as described in the Partnership Agreement.

Overview of Significant Events

Significant events since January 1, 2017 and through the filing date of this Form 10-K include the appointment by the Board of Jim D. Deidiker as a member of the Board in February 2017. Mr. Deidiker was also appointed as the Chairman of the Audit Committee of the Board.

Our Relationship with Cheniere Partners

As of December 31, 2017, we owned approximately 48.6% of the outstanding Cheniere Partners units. As a result of our non-economic voting interest in GP Holdco, which holds a 100% interest in Cheniere Partners GP, we control GP Holdco and indirectly control the appointment of four of the eleven members of the board of directors of Cheniere Partners GP to oversee the operations of Cheniere Partners. Cheniere owns the sole share entitled to vote in the election of our directors (the “Director Voting Share”). If Cheniere relinquishes the Director Voting Share, which it may do in its sole discretion, or ceases to own greater than 25% of our outstanding shares, our non-economic voting interest in GP Holdco would be extinguished and we would cease to control GP Holdco. Because our only assets are limited partner interests in Cheniere Partners and we are therefore dependent on the operating results and financial condition of Cheniere Partners, we believe that the discussion and analysis of Cheniere Partners’ financial condition and operating results is important to our shareholders. Therefore, Cheniere Partners’ annual report on Form 10-K for the fiscal year ended December 31, 2017 has been included in this filing as Exhibit 99.1 and incorporated herein by reference (the “Cheniere Partners Annual Report”).

Liquidity and Capital Resources

As of December 31, 2017, we had cash and cash equivalents of $0.7 million. Our capital structure consists only of common shares, of which 191.5 million shares are owned by Cheniere and 40.2 million shares are owned by the public, and one Director Voting Share which is held by Cheniere. We are authorized to issue an unlimited number of additional common shares. Additional classes or series of securities may be created with the approval of our Board, provided that any such additional class or series must be approved by a vote of holders of a majority of our outstanding shares. Our shareholders will not have preemptive or preferential rights to acquire additional common shares or other classes of our securities.

Cheniere provides certain general and administrative services pursuant to the Services Agreement. We pay Cheniere a fixed fee of $1.0 million per year (payable quarterly in installments of $250,000 per quarter, in arrears), subject to adjustment for inflation, for certain general and administrative services, including the services of our directors and officers who are also directors and executive officers of Cheniere. In addition, we pay directly for, or reimburse Cheniere for, certain third-party general and administrative expenses. Cheniere also provides us with cash management services, including treasury services with respect to the payment of dividends and allocation of reserves for taxes. Under the Services Agreement, we recorded general and administrative expense—affiliate of $1.1 million, $1.0 million and $1.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

We believe that the cash distributions we will receive on the Cheniere Partners units will be sufficient to fund our working capital requirements for the next twelve months. On January 23, 2018, Cheniere Partners declared a $0.50 distribution per common unit and subordinated unit, which was paid on February 14, 2018 for the period from October 1, 2017 to December 31, 2017.

Dividends

Our LLC Agreement requires us to pay dividends on our shares equal to the amount of cash that we receive as distributions in respect of the Cheniere Partners units that we own, less income taxes and reserves established by our Board. See Note 8—Distributions Received and Dividends Paid of our Notes to Consolidated Financial Statements for a summary of dividends paid by us.

Tax-Related Matters

On December 22, 2017, the U.S. government enacted comprehensive tax legislation (Tax Cuts and Jobs Act), which reduced the top U.S. corporate income tax rate from 35% to 21%. The reduction in the corporate tax rate will likely reduce our effective tax rate in future periods. As a result of the legislation, we remeasured our December 31, 2017 U.S. deferred tax assets and liabilities. The result of the remeasurement was a $56.4 million reduction to our U.S. net deferred tax assets and represents a 47.6% increase to our effective tax rate. A corresponding change, reducing the effective tax rate, was recorded to the valuation allowance, and therefore there was no impact to current period income tax expense.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash and cash equivalents for the years ended December 31, 2017, 2016 and 2015 (in thousands). Additional discussion of these items follows the table.

	Year Ended December 31,
	2017	2016	2015
Operating cash flows
Net cash used in operating activities	$(2,189)	$(2,500)	$(2,165)

Investing cash flows
Net cash provided by investing activities	120,797	20,338	20,338

Financing cash flows
Net cash used in financing activities	(118,168)	(18,536)	(18,517)

Net increase (decrease) in cash and cash equivalents	440	(698)	(344)
Cash and cash equivalents—beginning of period	219	917	1,261
Cash and cash equivalents—end of period	$659	$219	$917

Operating Cash Flows

Operating cash outflows during the years ended December 31, 2017, 2016 and 2015 were $2.2 million, $2.5 million and $2.2 million, respectively, primarily as a result of the payment of general and administrative expenses (including affiliate).

Investing Cash Flows

Investing cash inflows during the years ended December 31, 2017, 2016 and 2015 were $120.8 million, $20.3 million and $20.3 million, respectively, as a result of distributions from Cheniere Partners. The increase in distributions received in 2017 compared to 2016 and 2015 was due to the additional 92.5 million common units owned by us subsequent to the conversion of the Class B units on August 2, 2017 and the increase in distributions per unit received from Cheniere Partners, from the $0.425 per common unit initial distribution to $0.44 per unit for both common units and subordinated units for the quarter ended September 30, 2017.

Financing Cash Flows

Financing cash outflows during each of the years ended December 31, 2017, 2016 and 2015 were $118.2 million, $18.5 million and $18.5 million, respectively, as a result of dividends paid to our common shareholders in accordance with our LLC Agreement as described above. The increase in dividends paid in 2017 compared to 2016 and 2015 was due to increased distributions that we received on our Cheniere Partners units in 2017.

Results of Operations

Equity Income from Investment in Cheniere Partners

We use the equity method of accounting for our limited partner ownership interest in Cheniere Partners. The equity method of accounting requires that our investment in Cheniere Partners be shown in our Consolidated Balance Sheets as a single amount.

Our initial investment in Cheniere Partners was recognized at cost, and this carrying amount is increased or decreased to recognize our share of income or loss of Cheniere Partners after the date of our initial investment in the Cheniere Partners units. As a result of our historical negative investment in Cheniere Partners and because we are not obligated to fund losses, we had a zero investment balance in Cheniere Partners recorded on the Consolidated Balance Sheets as of both December 31, 2017 and 2016 and had suspended the use of the equity method for any additional losses. The suspended loss account will be increased or decreased by our share of Cheniere Partners’ future losses or earnings, respectively.  We had suspended losses of approximately $785 million and $938 million as of December 31, 2017 and 2016, respectively. Due to our zero investment balance in, and suspended losses of, Cheniere Partners as of both December 31, 2017 and 2016, we have historically and will continue to recognize distributions that we receive as a gain on our Consolidated Statements of Income and a corresponding entry will be made to increase the suspended loss account. Once we have recovered all suspended losses through our share of Cheniere Partners’ future earnings, the equity income or loss from our share of Cheniere Partners’ future earnings will be reported on our Consolidated Statements of Income.  In addition, future distributions we receive from Cheniere Partners would then reduce the carrying amount of our investment in Cheniere Partners.  We recognized $120.8 million, $20.3 million and $20.3 million for the years ended December 31, 2017, 2016 and 2015, respectively, of equity income from our investment in Cheniere Partners resulting from quarterly distributions that Cheniere Partners paid to us. The increase in distributions received in 2017 compared to 2016 and 2015 was due to distributions paid on our subordinated units, the additional 92.5 million common units owned by us subsequent to the conversion of the Class B units on August 2, 2017 and the increase in distributions per unit received from Cheniere Partners, from the $0.425 per common unit initial distribution to $0.44 per unit for both common units and subordinated units for the quarter ended September 30, 2017.

The following table summarizes Consolidated Statements of Operations information for Cheniere Partners. Additional information on Cheniere Partners’ operating results and financial position are contained in the Cheniere Partners Annual Report.

Summarized Cheniere Partners Consolidated Statements of Operations Information
(in millions)

	Year Ended December 31,
	2017	2016	2015
Revenues (including transactions with affiliates)	$4,304	$1,100	$270
Operating costs and expenses (including transactions with affiliates)	(3,148)	(850)	(267)
Other expense	(666)	(421)	(322)
Net income (loss)	$490	$(171)	$(319)

General and Administrative Expenses (including affiliate)

Our general and administrative expenses (including affiliate) are associated with managing our business and affairs. We incurred total general and administrative expenses (including affiliate) of $2.3 million, $2.5 million and $2.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. These expenses included $1.1 million, $1.0 million and $1.0 million for the years ended December 31, 2017, 2016 and 2015, respectively, related to services provided by Cheniere under the Services Agreement necessary for the conduct of our business, such as accounting, legal, tax, information technology and other expenses.

Off-Balance Sheet Arrangements

We have interests in an unconsolidated variable interest entity as discussed in Note 2—Summary of Significant Accounting Policies of our Notes to Consolidated Financial Statements in this annual report, which we consider to be an off-balance sheet arrangement.

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

Deferred income tax assets and liabilities are recognized for temporary differences between the basis of assets and liabilities for financial reporting and tax purposes. Deferred tax assets are reduced by a valuation allowance for the amount that is more likely than not to be realized. In determining the need for a valuation allowance we consider current and historical financial results, expectations for future taxable income and the availability of tax planning strategies that can be implemented, if necessary, to realize deferred tax assets. We have recorded a full valuation allowance on our net federal and state deferred tax assets as of both December 31, 2017 and 2016. We intend to maintain a valuation allowance on our net federal and state deferred tax assets until there is sufficient evidence to support the reversal of these allowances. Given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 to 24 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

We recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The largest amount of the tax benefit that is greater than 50 percent likely of being effectively settled is recorded. Changes in these unrecognized tax benefits may result from remeasurement of amounts expected to be realized, settlements with tax authorities and expiration of statutes of limitations.

See Note 7 —Income Taxes of our Notes to Consolidated Financial Statements for further discussion of our accounting for income taxes.

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

For a discussion of these matters as they pertain to Cheniere Partners, please read Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in the Cheniere Partners Annual Report, which is included in this filing as Exhibit 99.1 and incorporated herein by reference, as activities of Cheniere Partners have an impact on our consolidated operating results and financial position.

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

Based on our assessment, we have concluded that Cheniere Holdings maintained effective internal control over financial reporting as of December 31, 2017, based on criteria in Internal Control—Integrated Framework (2013) issued by the COSO.

Cheniere Holdings’ independent registered public accounting firm, KPMG LLP, has issued an audit report on Cheniere Holdings’ internal control over financial reporting as of December 31, 2017, which is contained in this Form 10-K.

Management’s Certifications

The certifications of Cheniere Holdings’ Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31 and 32 in Cheniere Holdings’ Form 10-K.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

By:	/s/ Jack A. Fusco	By:	/s/ Michael J. Wortley
	Jack A. Fusco		Michael J. Wortley
	President and Chief Executive Officer (Principal Executive Officer)		Executive Vice President and Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Cheniere Energy Partners LP Holdings, LLC:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cheniere Energy Partners LP Holdings, LLC and subsidiary (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
KPMG LLP

We have served as the Company’s auditor since 2014.

Houston, Texas
February 20, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Cheniere Energy Partners LP Holdings, LLC:

Opinion on Internal Control Over Financial Reporting
We have audited Cheniere Energy Partners LP Holdings, LLC’s and subsidiary’s (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 20, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
KPMG LLP

Houston, Texas
February 20, 2018

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$659	$219
Receivables	—	153
Other current assets	55	51
Total current assets	714	423

Total assets	$714	$423

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$76	$78

Shareholders’ equity
Common shares: unlimited shares authorized, 231.7 million shares issued and outstanding at December 31, 2017 and 2016	664,931	664,931
Director voting share: 1 share authorized, issued and outstanding at December 31, 2017 and 2016	—	—
Additional paid-in-capital	(271,757)	(271,757)
Accumulated deficit	(392,536)	(392,829)
Total shareholders’ equity	638	345
Total liabilities and shareholders’ equity	$714	$423

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Equity income from investment in Cheniere Partners	$120,797	$20,338	$20,338

Expenses
General and administrative expense	1,284	1,511	1,150
General and administrative expense—affiliate	1,055	1,029	1,015
Total expenses	2,339	2,540	2,165

Other income	3	—	—

Net income	$118,461	$17,798	$18,173

Net income per common share—basic and diluted	$0.51	$0.08	$0.08

Weighted average number of common shares outstanding—basic and diluted	231,700	231,700	231,700

Cash dividends declared per common share	$0.510	$0.080	$0.079

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2014	231,700	$664,931	$(271,757)	$(391,960)	$1,214
Dividends to shareholders	—	—	—	(18,304)	(18,304)
Net income	—	—	—	18,173	18,173
Balance at December 31, 2015	231,700	664,931	(271,757)	(392,091)	1,083
Dividends to shareholders	—	—	—	(18,536)	(18,536)
Net income	—	—	—	17,798	17,798
Balance at December 31, 2016	231,700	664,931	(271,757)	(392,829)	345
Dividends to shareholders	—	—	—	(118,168)	(118,168)
Net income	—	—	—	118,461	118,461
Balance at December 31, 2017	231,700	$664,931	$(271,757)	$(392,536)	$638

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$118,461	$17,798	$18,173
Adjustments to reconcile net income to net cash used in operating activities:
Income from equity investment	(120,797)	(20,338)	(20,338)
Changes in operating assets and liabilities:
Receivables	153	4	(43)
Accounts payable and accrued liabilities	(2)	(27)	(20)
Accrued liabilities—affiliate	—	(6)	6
Other, net	(4)	69	57
Net cash used in operating activities	(2,189)	(2,500)	(2,165)

Cash flows from investing activities
Distributions from equity investment	120,797	20,338	20,338

Cash flows from financing activities
Offering costs	—	—	(213)
Dividends paid to shareholders	(118,168)	(18,536)	(18,304)
Net cash used in financing activities	(118,168)	(18,536)	(18,517)

Net increase (decrease) in cash and cash equivalents	440	(698)	(344)
Cash and cash equivalents—beginning of period	219	917	1,261
Cash and cash equivalents—end of period	$659	$219	$917

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS

We are a limited liability company formed by Cheniere (NYSE American: LNG) to hold its limited partner interests in Cheniere Partners, a publicly traded limited partnership (NYSE American: CQP). Our only business consists of owning and holding Cheniere Partners’ limited partner common units and subordinated units (collectively, the “Cheniere Partners units”), along with cash or other property that we receive as distributions in respect of such units, and, accordingly, our consolidated operating results and financial condition are dependent on the performance of Cheniere Partners. We expect to have no significant assets or operations other than those related to our interest in Cheniere Partners.

In December 2016, Cheniere purchased 5,785,161 of our common shares in exchange for unregistered common shares of Cheniere at an exchange ratio of 0.5205 common shares of Cheniere for each our common shares in privately negotiated stock-for-stock exchange transactions, increasing Cheniere’s ownership of our common shares from 80.1% to 82.6%.

In February 2017, Cheniere purchased 115,348 of our common shares in exchange for unregistered common shares of Cheniere at an exchange ratio of 0.5125 common shares of Cheniere for each our common shares in privately negotiated stock-for-stock exchange transactions, increasing Cheniere’s ownership of our common shares from 82.6% to 82.7%.

As of December 31, 2017, we owned a 48.6% limited partner interest in Cheniere Partners. No owner of Cheniere Holdings shall be liable for Cheniere Holdings’ debts, liabilities or obligations beyond such owners’ capital contribution.

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

Accounting for Investment in Cheniere Partners

We have determined that Cheniere Partners is a variable interest entity. As of December 31, 2017 and 2016, we owned a 48.6% and 55.9% limited partner interest in Cheniere Partners, respectively. In addition to the Cheniere Partners units, we own a non-economic voting interest in GP Holdco, which holds a 100% indirect interest in Cheniere Partners GP. This non-economic voting interest in GP Holdco allows us to control the appointment of four of the eleven members to the board of directors of Cheniere Partners GP to oversee the operations of Cheniere Partners. Cheniere owns the sole share entitled to vote in the election of our directors (the “Director Voting Share”). If Cheniere relinquishes the Director Voting Share, which it may do in its sole discretion, or ceases to own greater than 25% of our outstanding shares, our non-economic voting interest in GP Holdco would be extinguished and we would cease to control GP Holdco. Cheniere may, at any time and without our consent, relinquish the Director Voting Share, which would cause our non-economic voting interest in GP Holdco to be extinguished. Because Cheniere may relinquish the Director Voting Share at any time and we have no variable interest in GP Holdco, we have determined that we cannot consolidate Cheniere Partners and must account for our investment in the Cheniere Partners units that we own using the equity method of accounting.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The equity method of accounting requires that our investment in Cheniere Partners be shown in our Consolidated Balance Sheets as a single amount. Our initial investment in Cheniere Partners is recognized at cost. This carrying amount is increased or decreased to recognize our share of income or loss of Cheniere Partners after the date of our initial investment in the Cheniere Partners units. The carrying amount is also adjusted to reflect the distributions received from Cheniere Partners and accretion of basis differences resulting from our proportionate share of the net assets of Cheniere Partners exceeding the carrying value of our investment in Cheniere Partners as a result of changes in our liquidation rights and priorities following the conversion of our interests in Cheniere Partners from Cheniere Partners Class B units (“Class B units”) into common units.

As a result of our historical negative investment in Cheniere Partners and because we are not obligated to fund losses, we had a zero investment balance in Cheniere Partners as of both December 31, 2017 and 2016 and had suspended the use of the equity method for additional losses. Equity method losses that we incur increase the suspended loss amount and equity method income decrease the suspended loss amount. Distributions we receive from Cheniere Partners increase the suspended loss amount. Only upon recovery of all suspended losses through future earnings will equity income or loss be reported on our Consolidated Statements of Income and future distributions and our allocated share of income or losses impact the carrying amount of our investment in Cheniere Partners.

After giving effect to our equity ownership in Cheniere Partners as though we had acquired the Cheniere Partners units as a result of a merger of entities under common control, along with activity impacting the basis of our investment in Cheniere Partners, we had suspended losses of approximately $785 million and $938 million as of December 31, 2017 and 2016, respectively. The difference between our reported zero investment in Cheniere Partners as of both December 31, 2017 and 2016 and our ownership in Cheniere Partners’ reported net assets was due primarily to suspended losses and equity gains from Cheniere Partners’ sales of common units that were not recognized by us. Included in this balance is a remaining basis difference of approximately $221 million as of December 31, 2017 associated with Class B unit conversion which is being accreted into the suspended loss account over a remaining period of approximately 31.6 years corresponding to the remaining estimated useful lives of the underlying net assets of Cheniere Partners to which the basis difference has been assigned.

Due to our zero investment balance in, and suspended losses of, Cheniere Partners as of both December 31, 2017 and December 31, 2016, we have historically and will continue to recognize distributions that we receive as a gain on our Consolidated Statements of Income until recovery of all suspended losses.

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Dividends

Within ten business days after we receive a distribution on the Cheniere Partners units, we will declare dividends on our shares of the cash that we receive as distributions in respect of the Cheniere Partners units, less income taxes and any reserves established by our Board of Directors (our “Board”) to pay expenses and amounts due under the Services Agreement, to service and reduce indebtedness that we may incur and for company purposes, in each case as permitted by our limited liability company agreement.

Income Taxes

We are a limited liability company that has elected to be treated as a corporation for U.S. federal income tax purposes. The provision for income taxes, taxes payable and deferred income tax balances has been recorded as if we had filed all tax returns on a separate return basis. Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements. Deferred tax assets and liabilities are included in the Consolidated Financial Statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the current period’s provision for income taxes. A valuation allowance is recorded to reduce the carrying value of our deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will expire before realization of the benefit or future deductibility is not probable.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the tax position.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Earnings Per Share

Both basic and diluted earnings per share are computed by dividing net earnings attributable to shareholders by the weighted average number of shares outstanding during each period. There are no securities outstanding that may be converted into or exercised for shares.

NOTE 3—CAPITALIZATION

Cheniere Holdings’ authorized capital structure consists of common shares and the Director Voting Share. No owner of Cheniere Holdings shall be liable for Cheniere Holdings’ debts, liabilities or obligations beyond such owner’s capital contribution. At December 31, 2017, our issued capitalization consisted of 231.7 million common shares, of which 191.5 million common shares were owned by Cheniere and its affiliates and 40.2 million common shares were owned by the public, and one Director Voting Share owned by Cheniere. We are authorized to issue an unlimited number of common shares. Additional classes or series of securities may be created with the approval of our Board of Directors, provided that any such additional class or series must be approved by a vote of holders of a majority of our outstanding shares.

NOTE 4—INVESTMENT IN CHENIERE PARTNERS

Our business consists of owning the following Cheniere Partners units, along with cash or other property that we receive as distributions in respect of such units:

Common Units

As of December 31, 2017, we owned 104.5 million common units, including 92.5 million common units that mandatorily converted from 45.3 million Class B units on August 2, 2017 in accordance with the terms of the Fourth Amended and Restated Agreement of Limited Partnership of Cheniere Partners, dated as of February 14, 2017 (the “Partnership Agreement”). The common units are entitled to quarterly cash distributions from Cheniere Partners. To the extent that Cheniere Partners is unable to pay the initial quarterly distribution in the future, arrearages in the amount of the initial quarterly distribution (or the difference between the initial quarterly distribution and the amount of the distribution actually paid to common unitholders) may accrue with respect to the common units.

Subordinated Units

As of December 31, 2017, we owned 135.4 million subordinated units. The subordinated units will convert on a one-for-one basis into common units at the expiration of the subordination period as described in the Partnership Agreement. The subordinated units were not entitled to receive distributions until all common units had received at least the initial quarterly distribution, including any arrearages that were accrued. Cheniere Partners did not make any cash distributions on its subordinated units with respect to the quarter ended June 30, 2010 through the quarter ended June 30, 2017, but resumed making cash distributions with respect to the quarter ended September 30, 2017.

NOTE 5—SUMMARIZED FINANCIAL INFORMATION FOR CHENIERE PARTNERS

Our consolidated operating results and financial condition are dependent on the performance and cash distributions of Cheniere Partners. The following tables are summarized Consolidated Statements of Operations and Consolidated Balance Sheets information for Cheniere Partners. Additional information on Cheniere Partners’ operating results and financial position are contained in its annual report on Form 10-K for the fiscal year ended December 31, 2017, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Summarized Cheniere Partners Consolidated Statements of Operations Information
(in millions)
	Year Ended December 31,
	2017	2016	2015
Revenues (including transactions with affiliates)	$4,304	$1,100	$270
Operating costs and expenses (including transactions with affiliates)	(3,148)	(850)	(267)
Other expense	(666)	(421)	(322)
Net income (loss)	$490	$(171)	$(319)

Summarized Cheniere Partners Consolidated Balance Sheets Information
(in millions)
	December 31,
	2017	2016
Current assets	$2,139	$958
Non-current assets	15,414	14,584
Total assets	$17,553	$15,542

Current liabilities	$829	$856
Non-current liabilities	16,085	14,243
Partners’ equity	639	443
Total liabilities and partners’ equity	$17,553	$15,542

NOTE 6—RELATED PARTY TRANSACTIONS

Services Agreement

We, Cheniere and Cheniere Terminals, a wholly owned subsidiary of Cheniere, entered into a services agreement (the “Services Agreement”) pursuant to which we pay Cheniere a fixed fee of $1.0 million per year (payable quarterly in installments of $250,000 per quarter, in arrears), subject to adjustment for inflation, for certain general and administrative services, including the services of our officers who are also officers of Cheniere. In addition, we pay directly for, or reimburse Cheniere for, certain third-party general and administrative expenses. Cheniere also provides us with cash management services, including treasury services with respect to the payment of dividends and allocation of reserves for taxes. Under the Services Agreement, we recorded general and administrative expense—affiliate of $1.1 million, $1.0 million and $1.0 million during the years ended December 31, 2017, 2016 and 2015, respectively.

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

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

file all consolidated, combined or unitary income tax returns on our behalf (including the making of any tax elections), to respond to and conduct all tax proceedings (including tax audits) relating to such tax returns and to determine the reimbursement amounts in connection with any pro forma tax returns.

NOTE 7—INCOME TAXES

The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State tax rate	—%	(1.7)%	—%
State deferred rate change	(59.0)%	—%	—%
U.S. tax reform rate change	47.6%	—%	—%
Disallowed interest from investment in limited partnership	—%	5.0%	5.2%
Investments tax credit	—%	(33.8)%	—%
Other	(0.2)%	—%	2.2%
Valuation allowance	(23.4)%	(4.5)%	(42.4)%
Effective tax rate	—%	—%	—%

Significant components of our deferred tax assets and liabilities at December 31, 2017 and 2016 are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets
NOL carryforwards and credits
Federal	$586,096	$587,434
State	168,265	169,371
Other	85	88
Less: net deferred tax asset valuation allowance	(242,803)	(270,494)
Total deferred tax assets	511,643	486,399

Deferred tax liabilities
Investment in limited partnership	(511,643)	(486,399)
Total deferred tax liabilities	(511,643)	(486,399)

Net deferred tax assets	$—	$—

The federal deferred tax assets presented above do not include the state tax benefits as our net deferred state tax assets are offset with a full valuation allowance.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation (Tax Cuts and Jobs Act), which reduced the top U.S. corporate income tax rate from 35% to 21%. As a result of the legislation, we remeasured our December 31, 2017 U.S. deferred tax assets and liabilities. The result of the remeasurement was a $56.4 million reduction to our U.S. net deferred tax assets and represents a 47.6% increase to our effective tax rate. A corresponding change, reducing the effective tax rate, was recorded to the valuation allowance, and therefore there was no impact to current period income tax expense.

The effective tax rate reconciliation for 2017 was significantly impacted by a change in our state apportionment factor.

We account for our federal investment tax credits under the flow-through method. At December 31, 2017 and 2016, we had an investment tax credit carryforward of $7.3 million related to capital equipment placed in service by Cheniere Partners. The investment tax credit carryforward expires in 2036.

At December 31, 2017, we had federal and state NOL carryforwards of approximately $2.8 billion and $2.1 billion, respectively. These NOL carryforwards will expire between 2021 and 2037.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Due to our historical losses and other available evidence related to our ability to generate taxable income, we have established a valuation allowance to fully offset our federal and state net deferred tax assets as of December 31, 2017 and 2016.  We will continue to evaluate the realizability of our deferred tax assets in the future. The decrease in the valuation allowance was $27.7 million for the year ended December 31, 2017.

Changes in the balance of unrecognized tax benefits are as follows (in thousands):

	December 31,
	2017	2016
Balance at beginning of period	$10,314	$10,314
Additions based on tax positions related to current year	—	—
Additions for tax positions at formation	—	—
Reductions for tax positions of prior years	—	—
Settlements	—	—
U.S. tax reform rate change	(4,125)	—
Balance at end of the period	$6,189	$10,314

Any settlement of uncertain tax positions would result in an adjustment to our NOL carryforward which, if utilized, will reduce taxable income in a future year. As a result, the tabular rollforward reflects the unrecognized tax benefits at the reduced corporate income tax rate of 21%.

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

Our taxable income or loss is included in the consolidated federal income tax return of Cheniere. Cheniere’s federal and state tax returns for the years after 2013 remain open for examination. Tax authorities may have the ability to review and adjust carryover attributes that were generated prior to these periods if utilized in an open tax year.

Cheniere experienced an ownership change within the provisions of U.S. Internal Revenue Code (“IRC”) Section 382 in 2008, 2010 and 2012. An analysis of the annual limitation on the utilization of Cheniere’s NOLs was performed in accordance with IRC Section 382.  It was determined that IRC Section 382 will not limit the use of Cheniere’s NOLs in full over the carryover period.  Cheniere will continue to monitor trading activity in its respective shares which may cause an additional ownership change which could ultimately affect our ability to fully utilize Cheniere’s existing NOL carryforwards.

NOTE 8—DISTRIBUTIONS RECEIVED AND DIVIDENDS PAID

Distributions received

Through the quarter ended June 30, 2017, we received a quarterly distribution of $0.425 per unit on our common units of Cheniere Partners. Subsequent to the conversion of our Cheniere Partners Class B units on August 2, 2017 in accordance with the terms of the Partnership Agreement, the Cheniere Partners common units held by us increased from 12.0 million to 104.5 million. For the quarter ended September 30, 2017, we received a $0.44 distribution per unit on both our common units and subordinated units of Cheniere Partners.

We have used the distributions from Cheniere Partners to establish cash reserves to pay general and administrative expenses (including affiliate) and to pay dividends. We received total distributions of $120.8 million, $20.3 million and $20.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

On January 23, 2018, Cheniere Partners declared a $0.50 distribution per common unit and subordinated unit, which was paid on February 14, 2018 for the period from October 1, 2017 to December 31, 2017.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Dividends paid

Historically, on a quarterly basis, we have declared and paid a $0.020 dividend per common share on our 231.7 million common shares outstanding. On November 9, 2017, our Board declared a cash dividend of $0.45 per common share with respect to the third quarter of 2017. The dividend, totaling $104.3 million, was paid on November 30, 2017.

We paid total dividends of $118.2 million, $18.5 million and $18.3 million during the years ended December 31, 2017, 2016 and 2015.

On February 6, 2018, our Board declared a cash dividend of $0.51 per common share with respect to the fourth quarter of 2017. The dividend, totaling $118.2 million, will be paid by us on March 1, 2018.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
SUMMARIZED QUARTERLY FINANCIAL DATA
(unaudited)

Summarized Quarterly Financial Data—(in thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2017:
Equity income from investment in Cheniere Partners	$5,084	$5,085	$5,084	$105,544
Net income	4,474	4,477	4,527	104,983
Net income per common share—basic and diluted (1)	0.02	0.02	0.02	0.45

Year ended December 31, 2016:
Equity income from investment in Cheniere Partners	$5,084	$5,085	$5,084	$5,085
Net income	4,493	4,441	4,342	4,522
Net income per common share—basic and diluted (1)	0.02	0.02	0.02	0.02

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

Based on their evaluation as of the end of the fiscal year ended December 31, 2017, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (1) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our Management’s Report on Internal Control Over Financial Reporting is included in our Consolidated Financial Statements on page 21 and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management of Cheniere Holdings

Our business and affairs are managed by our Board. Our current directors are Jack A. Fusco, Michael J. Wortley, Anatol Feygin, Doug Shanda, Jim D. Deidiker, Jonathan S. Gross and Zurab S. Kobiashvili. Our Board has determined Messrs. Deidiker, Gross and Kobiashvili to be independent. All of our directors have been elected by, and may be removed by, Cheniere (as the holder of the Director Voting Share).
Because we are a controlled company under NYSE American rules, we are not required to have (and have elected not to have) a board of directors composed of a majority of independent members. Our Board is generally required to have at least three independent directors serving at all times.
Our Board has appointed Mr. Fusco as our Chairman of the Board and President and Chief Executive Officer and Mr. Wortley as our Executive Vice President and Chief Financial Officer. Executive officers are appointed annually.
Upon a Cheniere Separation Event, our directors and officers who are also directors or officers of Cheniere will resign, and our remaining board members will be required to appoint new officers and may choose to hire an investment advisor or other financial or business consultants.
Audit Committee
Our Board has appointed an audit committee composed of Messrs. Deidiker, Gross and Kobiashvili, each of whom is an independent director and satisfies the additional independence and other requirements for audit committee members provided for in the listing standards of the NYSE American and the Exchange Act. In addition, our Board has determined that Mr. Deidiker meets the qualifications of a “financial expert” and is “financially sophisticated” as such terms are defined by the SEC and the NYSE American, respectively. Mr. Deidiker serves as the chairman of the audit committee.
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
Other Committees
We do not have a nominating committee. This is permitted under NYSE American rules because we are a controlled company (as a result of Cheniere holding approximately 80% of our common shares and the Director Voting Share). Holders of our common shares are not presently entitled to elect our Board.
We also do not have a compensation committee. This is likewise permitted under NYSE American rules because we are a controlled company. Certain of our directors and all of our executive officers are also executive officers of Cheniere. Cheniere compensates these individuals for the performance of their duties as executive officers of Cheniere, which includes acting as directors and officers of Cheniere Holdings. Cheniere does not allocate this compensation between services for us and services for Cheniere and its affiliates, including us.

Directors and Executive Officers
The following sets forth information, as of February 15, 2018, regarding the individuals who currently serve as directors and executive officers of Cheniere Holdings.

Name	Age	Election Date	Position with Our Company
Jack A. Fusco	55	May 2016	Chairman of the Board and President and Chief Executive Officer
Michael J. Wortley	41	January 2014	Director and Executive Vice President and Chief Financial Officer
Anatol Feygin	49	September 2016	Director and Executive Vice President and Chief Commercial Officer
Doug Shanda	48	September 2016	Director and Senior Vice President, Operations
Jim D. Deidiker	62	February 2017	Director
Jonathan S. Gross	59	March 2014	Director
Zurab S. Kobiashvili	75	December 2014	Director

Jack A. Fusco
Chairman of the Board and President and Chief Executive Officer
Mr. Fusco serves as a director and President and Chief Executive Officer of Cheniere; Chairman of the Board and President and Chief Executive Officer of Cheniere Energy Partners GP; Chief Executive Officer of SPL and a manager and President and Chief Executive Officer of the general partner of SPLNG. Mr. Fusco served as the Executive Chairman of Calpine Corporation (“Calpine”) from May 14, 2014 through May 11, 2016, Chief Executive Officer of Calpine from August 2008 to May 14, 2014 and President of Calpine from August 2008 to December 2012. Mr. Fusco has also been a director of Calpine since August 10, 2008. From July 2004 to February 2006, Mr. Fusco served as the Chairman and Chief Executive Officer of Texas Genco LLC. From 2002 through July 2004, Mr. Fusco was an exclusive energy investment advisor for Texas Pacific Group. From November 1998 until February 2002, he served as founder, President and Chief Executive Officer of Orion Power Holdings, Inc. Prior to his founding of Orion Power Holdings, Inc., Mr. Fusco was a Vice President at Goldman Sachs Power, an affiliate of Goldman, Sachs & Co. Prior to joining Goldman, Sachs & Co., Mr. Fusco was employed by Pacific Gas & Electric Company or its affiliates in various engineering and management roles for approximately 13 years. Mr. Fusco obtained a Bachelor of Science degree in Mechanical Engineering from California State University, Sacramento. Mr. Fusco served as a director on the board of Foster Wheeler Ltd., a global engineering and construction contractor and power equipment supplier, until February 2009 and on the board of Graphics Packaging Holdings, a paper and packaging company, until 2008. It was determined that Mr. Fusco should serve as one of our directors of our general partner because of his prior experience leading successful energy industry companies and his perspective as President and Chief Executive Officer of Cheniere.

Michael J. Wortley
Director and Executive Vice President and Chief Financial Officer
Mr. Wortley has been Executive Vice President and Chief Financial Officer of Cheniere since September 2016. Mr. Wortley also serves as a Director and Executive Vice President and Chief Financial Officer of Cheniere Energy Partners GP. Mr. Wortley served as Senior Vice President and Chief Financial Officer of Cheniere from January 2014 to September 2016. Mr. Wortley served as Vice President–Strategy and Risk of Cheniere from January 2013 to January 2014 and as Vice President–Business Development of Cheniere and President of Corpus Christi Liquefaction, LLC, a wholly owned subsidiary of Cheniere, from September 2011 to January 2013. Mr. Wortley served as Cheniere’s Vice President–Strategic Planning from January 2009 to September 2011 and Manager–Strategic New Business from August 2007 to January 2009. Mr. Wortley is also Chief Financial Officer of the general partner of SPLNG and a manager and Chief Financial Officer of SPL. Prior to joining Cheniere in February 2005, Mr. Wortley spent five years in oil and gas corporate development, mergers, acquisitions and divestitures with Anadarko Petroleum Corporation (“Anadarko”), a publicly traded oil and gas exploration and production company. Mr. Wortley began his career with Union Pacific Resources Corporation, a publicly traded oil and gas exploration and production company subsequently acquired by Anadarko. Mr. Wortley received a B.B.A. in Finance from Southern Methodist University. It was determined that Mr. Wortley should serve as one of our directors of our general partner because of his financial expertise and his perspective as Chief Financial Officer of Cheniere and certain of its affiliates. Other than Cheniere Energy Partners GP, Mr. Wortley has not held any other directorship positions in the past five years.

Anatol Feygin
Director and Executive Vice President and Chief Commercial Officer
Mr. Feygin joined Cheniere in March 2014 as Senior Vice President, Strategy and Corporate Development. Mr. Feygin currently serves as Executive Vice President and Chief Commercial Officer of Cheniere. Mr. Feygin also serves as Executive Vice President and Chief Commercial Officer of Cheniere Energy Partners GP. Prior to joining Cheniere, Mr. Feygin worked with

Loews Corporation from November 2007 to March 2014, most recently as their Vice President, Energy Strategist and Senior Portfolio Manager. Prior to joining Loews, Mr. Feygin spent three years at Bank of America, most recently as Head of Global Commodity Strategy. Mr. Feygin began his career in banking at J.P. Morgan Securities Inc. as Senior Analyst, Natural Gas Pipelines and Distributors. Mr. Feygin earned a B.S. in Electrical Engineering from Rutgers University and his M.B.A. in Finance from the Leonard N. Stern School of Business at NYU. It was determined that Mr. Feygin should serve as one of our directors because of his commercial and commodity experience and his perspective as Chief Commercial Officer of Cheniere and certain of its affiliates. Mr. Feyin has not held any other directorship positions in the past five years.

Doug Shanda
Director and Senior Vice President, Operations
Mr. Shanda joined Cheniere in October 2012 as Vice President, Sabine Pass Operations leading the effort to prepare for liquefaction operations. His role was expanded to include Corpus Christi Operations in 2015. Mr. Shanda currently serves as Senior Vice President, Operations of Cheniere. Mr. Shanda also serves as a Director and Senior Vice President, Operations of Cheniere Energy Partners GP, President of SPL and Senior Vice President, Operations of Corpus Christi Liquefaction, LLC. Mr. Shanda is responsible for safe, reliable operations at Cheniere’s terminals. Mr. Shanda has been professionally involved in the power, chemical, petrochemical, refining and LNG industries for over 22 years. Mr. Shanda is currently a director of Cheniere Energy Partners GP. Prior to joining Cheniere, Mr. Shanda served as the Senior Project Engineer, Technical Manager and Plant Manager of the PERU LNG liquefaction plant in Melchorita, Peru where he was responsible for the overall management of the facility including production, marine, maintenance, technical services, EHS, security and administration. Mr. Shanda has 22 years of experience in project management and operations management. Mr. Shanda has a B.S. degree in Electrical Engineering from Iowa State University. It was determined that Mr. Shanda should serve as one of our directors of our general partner because of his background in the LNG industry. Other than Cheniere Energy Partners GP, Mr. Shanda has not held any other directorship positions in the past five years.

Jim D. Deidiker
Director and Chairman of our Audit Committee
From January 2009 until August 2015, Mr. Deidiker served as Senior Vice President and Chief Accounting Officer of Calpine Corporation, where he had management responsibility for all of the accounting, financial and public reporting, and commercial accounting functions for one of the largest independent power generation companies in America. Mr. Deidiker served as Vice President and Controller of Texas Genco LLC from March 2005 to April 2006, where he was responsible for financial and public reporting as well as management of the accounting function. From November 1998 to March 2005, Mr. Deidiker served as Managing Director and Vice President, Administration of AEP Energy Services, Inc. where he was responsible for management of the accounting function, financial reporting, contract administration and risk management for the gas pipeline and trading segment of AEP Energy Services, Inc. Mr. Deidiker is a Certified Public Accountant and Certified Management Accountant and has over 30 years of experience in accounting and financial reporting within the energy and power generation industries. Mr. Deidiker obtained his M.B.A. from the University of Houston and his B.S. in Accounting from Missouri State University. It was determined that Mr. Deidiker should serve as one of our directors because of his experience in the energy industry and accounting industry. Mr. Deidiker has not held any other directorship positions in the past five years.

Jonathan S. Gross
Director and a member of our Audit Committee
Mr. Gross is an oil and gas consultant. Since June 2009, his company, Jexco LLC, has provided upstream exploration geological and geophysical technical services for clients with projects in domestic and international basins. From June 2010 to January 2011, Mr. Gross served as Senior Vice President of Energy Partners, Ltd., a public exploration and production company. From July 2008 to April 2009, he served as Chief Operating Officer for Houston Exploration Services, Inc., a subsidiary of Kuwait Energy Company, a private exploration and production company based in Kuwait. From May 2004 to April 2008, Mr. Gross served as Senior Vice President Exploration of Cheniere with responsibilities for its domestic exploration program and international LNG sourcing. Mr. Gross served as Vice President Exploration of Cheniere from 2000 to May 2004. Prior to joining Cheniere in June 1999, Mr. Gross worked for Zydeco Energy, Inc. from January 1998 to May 1999 and Amoco Production Company as a technical contributor and team leader from 1981 to 1998. Mr. Gross received his B.A. in Geophysical Science from the University of Chicago in 1981. From April 2010 to July 2012, Mr. Gross served on the board of directors of Miller Energy Resources, Inc., a publicly traded oil and gas exploration and production company, where he was Chairman of the Nominating and Corporate Governance Committee. He is a member of the Society of Exploration Geophysicists, the Houston Geological Society and the American Association of Petroleum Geologists where he is a Certified Geologist. It was determined that Mr. Gross should serve as one of our directors because of his background and experience in the energy industry and IT matters.

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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16 of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from our directors and executive officers (or otherwise based on our knowledge), we believe that all Section 16(a) filing requirements were met during 2017 in a timely manner.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis
We have paid no cash compensation to our executive officers since our inception. We do not have any equity incentive or non-equity incentive plans and have not granted any options, restricted stock or other plan-based awards. All of our executive officers are also executive officers of Cheniere. Cheniere compensates these officers for the performance of their duties as executive officers of Cheniere, which includes managing Cheniere Holdings. Cheniere does not allocate this compensation between services for us and services for Cheniere and its affiliates. Instead, an affiliate of Cheniere provides us various general and administrative services, such as technical, commercial, regulatory, financial, accounting, treasury, tax and legal staffing and related support services, pursuant to a services agreement for which we pay a non-accountable overhead reimbursement charge of $1.0 million per year (indexed for inflation). For a description of the services agreement, see Note 6—Related Party Transactions of our Notes to Consolidated Financial Statements which is herein incorporated by reference.
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
Jim D. Deidiker
Jonathan S. Gross
Zurab S. Kobiashvili

Compensation Committee Interlocks and Insider Participation
As discussed above, our Board does not have a compensation committee. If any compensation is to be paid to our officers by Cheniere Holdings, the compensation would be reviewed and approved by our entire Board because they perform the functions of a compensation committee in the event such committee is needed. None of our directors or executive officers served as a member of a compensation committee of another entity that has or has had an executive officer who served as a member of our Board during 2017.
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
The table below summarizes the compensation we paid to our directors for service on our Board for the fiscal year ended December 31, 2017:

Name	Fees Earned or Paid in Cash
Jack A. Fusco	$—
Michael J. Wortley	—
Anatol Feygin	—
Doug Shanda	—
Don A. Turkleson (1)	58,333
Jim D. Deidiker (1)	142,777
Jonathan S. Gross	200,000
Zurab S. Kobiashvili	200,000

(1)	As of February 15, 2017, Mr. Deidiker replaced Mr. Turkleson as one of our directors and Chairman of our Audit Committee.

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

As of February 15, 2018, there were 231.7 million common shares outstanding.

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
Owners of More than Five Percent of Outstanding Shares

The following table shows the beneficial owner known by us to own more than five percent of our common shares as of February 15, 2018.

Name of Beneficial Owner	Common Shares Beneficially Owned	Percentage of Common Shares Beneficially Owned
Cheniere Energy, Inc. (1)	191,500,509	82.7%

(1)	Cheniere also owns the Director Voting Share of Cheniere Holdings.

Directors and Executive Officers

The following table sets forth the beneficial ownership of our common shares outstanding as of February 15, 2018 and held by each director, executive officer and all directors and executive officers as a group. On February 15, 2018, the directors and executive officers of Cheniere Holdings beneficially owned none of our common shares.
The table also presents the ownership of common units of Cheniere Partners and shares of common stock of Cheniere owned of record or beneficially as of February 15, 2018, by each director, named executive officer and all of our directors and executive officers as a group. As of February 15, 2018, Cheniere owned 82.7% of our common shares. As of February 15, 2018, Cheniere Holdings owned 104.5 million of Cheniere Partners’ common units (approximately 30%) and 135.4 million of its subordinated units (100%); on an aggregate basis, we owned approximately 50% of Cheniere Partners’ common and subordinated units.

	Cheniere Energy Partners LP Holdings, LLC		Cheniere Energy Partners, L.P.		Cheniere Energy, Inc.
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Jack A. Fusco	—	—%	—	—%	597,166	*%
Michael J. Wortley	—	—	—	—	468,788	*
Anatol Feygin	—	—	—	—	116,091	*
Doug Shanda	—	—	2,850	*	116,353	*
Don A. Turkleson (2)	—	—	25,000	*	74,693	*
Jim D. Deidiker (2)	—	—	—	—	—	—
Jonathan S. Gross	4,500	*	7,500	*	26,000	*
Zurab S. Kobiashvili	—	—	1,100	*	—	—
All current directors and executive officers as a group (7 persons)	4,500	*%	11,450	*%	1,324,398	*%

*    Less than 1%

(1)	None of Cheniere Holdings’ directors or executive officers owned any units of Cheniere Partners other than common units.

(2)	Mr. Deidiker has served a director and Chairman of our Audit Committee since February 15, 2017, replacing Mr. Turkleson.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Relationship to Cheniere Energy Partners, L.P.

We own common units and subordinated units in Cheniere Partners representing approximately 30% and 100%, respectively, of the units of each such class outstanding. Our ownership of common units and subordinated units represents approximately 22% and 28% of all of the common units and subordinated units outstanding on an aggregate basis. As a result of our ownership of GP Holdco, we indirectly control the appointment of four of the eleven members of the board of directors of Cheniere Partners GP as described above under “Relationship to Cheniere GP Holding Company, LLC.” Three of the appointees also will be our directors. Through these appointees, we will be able to oversee the operations of Cheniere Partners GP and Cheniere Partners. If Cheniere relinquishes control of GP Holdco at any time, at its sole discretion, or Cheniere ceases to own 25% of our outstanding shares, our control of GP Holdco would be extinguished and we would cease to control GP Holdco.

Independent Directors

Because we are a controlled company, the NYSE American does not require our Board to be composed of a majority of directors who meet the criteria for independence required by the NYSE American. Our Board has determined that Messrs. Deidiker, Gross and Kobiashvili are independent directors in accordance with the following NYSE American independence standards. A director would not be independent if any of the following relationships exists:

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

KPMG LLP served as our independent auditor for the fiscal years ended December 31, 2017 and 2016. The following table sets forth the fees paid to KPMG LLP for professional services rendered for 2017 and 2016 (in thousands):

	Fiscal 2017	Fiscal 2016
Audit Fees	$270	$260
 Audit Fees—Audit fees for 2017 and 2016 include fees associated with the integrated audit of our annual Consolidated Financial Statements and reviews of our interim Consolidated Financial Statements.

Audit-Related Fees—There were no audit-related fees in 2017 and 2016.

Tax Fees—There were no tax fees in 2017 and 2016.

Other Fees—There were no other fees in 2017 and 2016.

Auditor Pre-Approval Policy and Procedures

Under the audit committee’s charter, the audit committee is required to review and approve in advance all audit and lawfully permitted non-audit services to be provided by the independent accountants and the fees for such services. Pre-approval of non-audit services (other than review and attestation services) shall not be required if such services fall within exceptions established by the SEC. All audit and non-audit services provided to us during the fiscal years ended December 31, 2017 and 2016 were pre-approved.

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
2.1
Contribution and Conveyance Agreement, by and among Cheniere Partners, Cheniere LNG Holdings, LLC, Cheniere Partners GP, Cheniere Investments, Sabine Pass LNG-GP, Inc. and Sabine Pass LNG-LP, LLC, effective as of March 26, 2007 (Incorporated by reference to Exhibit 10.4 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on March 26, 2007)

2.2
Amended and Restated Purchase and Sale Agreement, dated as of August 9, 2012, by and among Cheniere Partners, Cheniere Pipeline Company, Grand Cheniere Pipeline, LLC and Cheniere (Incorporated by reference to Exhibit 10.2 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on August 9, 2012)

3.1	Certificate of Formation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-191298), filed on September 20, 2013)
3.2
Amended and Restated Limited Liability Company Agreement of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-36234), filed on December 18, 2013)

Exhibit No.	Description
3.3	Form of share certificate (Included as Exhibit A to Exhibit 3.2 above)
3.4
Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-36234), filed on September 30, 2016)

4.1	Form of common unit certificate (Included as Exhibit A to Exhibit 10.71 below)
4.2
Indenture, dated as of February 1, 2013, by and among SPL, the guarantors that may become party thereto from time to time and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on February 4, 2013)

4.3	Form of 5.625% Senior Secured Note due 2021 (Included as Exhibit A-1 to Exhibit 4.2 above)
4.4
First Supplemental Indenture, dated as of April 16, 2013, between SPL and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.1.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on April 16, 2013)

4.5
Second Supplemental Indenture, dated as of April 16, 2013, between SPL and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.1.2 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on April 16, 2013)

4.6	Form of 5.625% Senior Secured Note due 2023 (Included as Exhibit A-1 to Exhibit 4.5 above)
4.7
Third Supplemental Indenture, dated as of November 25, 2013, between SPL and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on November 25, 2013)

4.8	Form of 6.25% Senior Secured Note due 2022 (Included as Exhibit A-1 to Exhibit 4.7 above)
4.9
Fourth Supplemental Indenture, dated as of May 20, 2014, between SPL and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on May 22, 2014)

4.10	Form of 5.750% Senior Secured Note due 2024 (Included as Exhibit A-1 to Exhibit 4.9 above)
4.11
Fifth Supplemental Indenture, dated as of May 20, 2014, between SPL and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.2 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on May 22, 2014)

4.12	Form of 5.625% Senior Secured Note due 2023 (Included as Exhibit A-1 to Exhibit 4.11 above)
4.13
Sixth Supplemental Indenture, dated as of March 3, 2015, between SPL and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on March 3, 2015)

4.14	Form of 5.625% Senior Secured Note due 2025 (Included as Exhibit A-1 to Exhibit 4.13 above)
4.15
Seventh Supplemental Indenture, dated as of June 14, 2016, between SPL and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on June 14, 2016)

4.16	Form of 5.875% Senior Secured Note due 2026 (Included as Exhibit A-1 to Exhibit 4.15 above)
4.17
Eighth Supplemental Indenture, dated as of September 19, 2016, between SPL and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on September 23, 2016)

4.18
Ninth Supplemental Indenture, dated as of September 23, 2016, between SPL and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.2 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on September 23, 2016)

4.19	Form of 5.00% Senior Secured Note due 2027 (Included as Exhibit A-1 to Exhibit 4.18 above)
4.20
Tenth Supplemental Indenture, dated as of March 6, 2017, between SPL and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on March 6, 2017)

4.21	Form of 4.200% Senior Secured Note due 2028 (Included as Exhibit A-1 to Exhibit 4.20 above)
4.22
Indenture, dated as of February 24, 2017, between SPL, the guarantors that may become party thereto from time to time and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on February 27, 2017)

4.23	Form of 5.00% Senior Secured Note due 2037 (Included as Exhibit A-1 to Exhibit 4.22 above)

Exhibit No.	Description
4.24
Indenture, dated as of September 18, 2017, between Cheniere Partners, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on September 18, 2017)

4.25
First Supplemental Indenture, dated as of September 18, 2017, between Cheniere Partners, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.2 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on September 18, 2017)

4.26	Form of 5.250% Senior Note due 2025 (Included as Exhibit A-1 to Exhibit 4.25 above)
10.1
LNG Terminal Use Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and SPLNG (Incorporated by reference to Exhibit 10.1 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.2
Amendment of LNG Terminal Use Agreement, dated January 24, 2005, by and between Total LNG USA, Inc. and SPLNG (Incorporated by reference to Exhibit 10.40 to Cheniere’s Annual Report on Form 10-K (SEC File No. 001-16383), filed on March 10, 2005)

10.3
Amendment of LNG Terminal Use Agreement, dated June 15, 2010, by and between Total Gas & Power North America, Inc. and SPLNG (Incorporated by reference to Exhibit 10.2 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 6, 2010)

10.4
Omnibus Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and SPLNG (Incorporated by reference to Exhibit 10.2 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.5
Parent Guarantee, dated as of November 5, 2004, by Total S.A. in favor of SPLNG (Incorporated by reference to Exhibit 10.3 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.6
Letter Agreement, dated September 11, 2012, between Total Gas & Power North America, Inc. and SPLNG (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.7
LNG Terminal Use Agreement, dated November 8, 2004, between Chevron U.S.A. Inc. and SPLNG (Incorporated by reference to Exhibit 10.4 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.8
Amendment to LNG Terminal Use Agreement, dated December 1, 2005, by and between Chevron U.S.A. Inc. and SPLNG (Incorporated by reference to Exhibit 10.28 to SPLNG’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

10.9
Amendment of LNG Terminal Use Agreement, dated June 16, 2010, by and between Chevron U.S.A. Inc. and SPLNG (Incorporated by reference to Exhibit 10.3 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 6, 2010)

10.10
Omnibus Agreement, dated November 8, 2004, between Chevron U.S.A. Inc. and SPLNG (Incorporated by reference to Exhibit 10.5 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.11
Guaranty Agreement, dated as of December 15, 2004, from ChevronTexaco Corporation to SPLNG (Incorporated by reference to Exhibit 10.12 to SPLNG’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

10.12
Second Amended and Restated LNG Terminal Use Agreement, dated as of July 31, 2012, between SPL and SPLNG (Incorporated by reference to Exhibit 10.1 to SPLNG’s Current Report on Form 8-K (SEC File No. 333-138916), filed on August 6, 2012)

10.13
Letter Agreement, dated May 28, 2013, by and between SPL and SPLNG (Incorporated by reference to Exhibit 10.1 to SPLNG’s Quarterly Report on Form 10-Q (SEC File No. 333-138916), filed on August 2, 2013)

10.14
Guarantee Agreement, dated as of July 31, 2012, by Cheniere Partners in favor of SPLNG (Incorporated by reference to Exhibit 10.2 to SPLNG’s Current Report on Form 8-K (SEC File No. 333-138916), filed on August 6, 2012)

10.15
Amended and Restated Senior Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement, dated as of September 4, 2015, among SPL, as Borrower, The Bank of Nova Scotia, as Senior Issuing Bank and Senior Facility Agent, ABN Amro Capital USA LLC, HSBC Bank USA, National Association and ING Capital LLC, as Senior Issuing Banks, Société Générale, as Swing Line Lender and Common Security Trustee, and the senior lenders party thereto from time to time (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on September 11, 2015)

Exhibit No.	Description
10.16
Credit and Guaranty Agreement, dated as of February 25, 2016, among Cheniere Partners, as Borrower, certain subsidiaries of Cheniere Partners, as Subsidiary Guarantors, the lenders from time to time party thereto, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Issuing Bank, Administrative Agent and Coordinating Lead Arranger, and certain arrangers and other participants (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on March 2, 2016)

10.17
Administrative Amendment, dated August 7, 2017, to the Credit and Guaranty Agreement among Cheniere Partners, as Borrower, certain subsidiaries of Cheniere Partners, as Subsidiary Guarantors, the lenders from time to time party thereto, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 9, 2017)

10.18
Depositary Agreement, dated as of February 25, 2016, among Cheniere Partners, as Borrower, certain subsidiaries of Cheniere Partners, as Subsidiary Guarantors, MUFG Union Bank, N.A., as Collateral Agent and Depositary Bank (Incorporated by reference to Exhibit 10.2 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on March 2, 2016)

10.19
Omnibus Amendment and Waiver, dated as of October 14, 2016, to (a) the Credit and Guaranty Agreement, dated as of February 25, 2016 among Cheniere Partners, as Borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, the lenders party thereto from time to time, and each other person party thereto from time to time and to (b) the Depositary Agreement, dated as of February 25, 2016, among Borrower, MUFG Union Bank, N.A., as Collateral Agent and Depositary Agent and each other person party thereto from time to time (Incorporated by reference to Exhibit 10.27 to Cheniere Partners’ Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 24, 2017)

10.20*
Second Omnibus Amendment, dated as of September 28, 2017 to (a) the Credit and Guaranty Agreement, dated as of February 25, 2016, as amended by the Omnibus Amendment and Waiver, dated October 14, 2016, by and among Cheniere Partners as Borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, the lenders party thereto from time to time, and each other person party thereto from time to time, to (b) the Depositary Agreement, dated as of February 25, 2016, as amended by the Omnibus Amendment and Waiver, dated October 14, 2016, by and among Borrower, MUFG Union Bank, N.A., as Collateral Agent and Depositary Agent and each other person party thereto from time to time and to (c) the Intercreditor Agreement, dated as of February 25, 2016 by and among the Borrower, the Administrative Agent, the Collateral Agent, and each other person party thereto from time to time

10.21
Registration Rights Agreement, dated as of September 18, 2017, between Cheniere Partners, the guarantors party thereto and Credit Suisse Securities (USA) LLC (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on September 18, 2017)

10.22†
Cheniere Energy Partners, L.P. 2007 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on March 26, 2007)

10.23†
Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan (2012 Reload Award) (Incorporated by reference to Exhibit 10.9 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.24†
Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.8 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.25†	Form of Amendment to Phantom Units Agreement (Incorporated by reference to Exhibit 10.7 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)
10.26†
Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan (Units Settlement) (Incorporated by reference to Exhibit 10.41 to Cheniere Partners’ Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 20, 2015)

10.27†
Form of Phantom Units Agreement under the Cheniere Energy Partners, L.P. Long-Term Incentive Plan (Reload Units Settlement) (Incorporated by reference to Exhibit 10.42 to the Cheniere Partners’ Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 20, 2015)

10.28†
Form of Indemnification Agreement for officers and/or directors of Cheniere Partners GP (Incorporated by reference to Exhibit 10.42 to Cheniere Partners’ Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 19, 2016)

10.29
LNG Lease Agreement, dated June 24, 2008, between Cheniere Marketing, Inc. and SPLNG (Incorporated by reference to Exhibit 10.7 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 11, 2008)

10.30
LNG Lease Agreement, dated September 30, 2011, by and between Cheniere Marketing, LLC and Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.3 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2011)

Exhibit No.	Description
10.31
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated May 4, 2015, between SPL and Bechtel Oil, Gas and Chemicals, Inc. (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K/A (SEC File No. 001-33366), filed on July 1, 2015)

10.32
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between SPL and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00001 Currency and Fuel Provisional Sum Adjustment, dated June 25, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.4 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on July 30, 2015)

10.33
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between SPL and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00002 Credit to EPC Contract Value for TSA Work, dated September 17, 2015 (Incorporated by reference to Exhibit 10.2 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on October 30, 2015)

10.34
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between SPL and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00003 Perimeter Fencing Scope Removal, East Meter Piping Scope Change, Additional Bathroom Facilities, dated November 18, 2015 (Incorporated by reference to Exhibit 10.45 to SPL’s Annual Report on Form 10-K (SEC File No. 333-192373), filed on February 19, 2016)

10.35
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between SPL and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00004 DOE Regulation Change Impacts, RECON Schedule Change, Addition of Dry Flare Connection, Fuel Gas Supply Transfer to Train 5 and East Meter Fuel Gas, dated February 18, 2016 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.3 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on May 5, 2016)

10.36
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between SPL and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00005 Performance and Attendance Bonus (PAB) Incentive Program Provisional Sum, dated March 16, 2016, (ii) the Change Order CO-00006 Additional Bechtel Hours to Support RECON, Temporary Access Rd., Addition of Flash Liquid Expander, Removal of Vibration Monitor System, To-Date Reconciliation of Soils Preparation Provisional Sum, dated March 22, 2016, (iii) the Change Order CO-00007 Additional Support for FERC Document Requests, dated May 10, 2016, (iv) the Change Order CO-00008 Water System Scope Changes and Seal Design & Seal Gas Modification, dated May 4, 2016, (v) the Change Order CO-00009 Re-Orientation of PSV Bypass Valves, dated May 17, 2016, and (vi) the Change Order CO-00010 Deletion of Chlorine Analyzer, dated June 15, 2016 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.4 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on August 9, 2016)

10.37
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between SPL and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00011 Site Drainage Design Change: Professional Service Hours, dated July 26, 2016 (Incorporated by reference to Exhibit 10.3 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on November 3, 2016)

10.38
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between SPL and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00012 Addition of Check Valves to Condensate Lines and Change of Tie-in Point, dated September 12, 2016, (ii) the Change Order CO-00013 LNG Rundown Line Reroute, dated September 12, 2016, (iii) the Change Order CO-00014 Pre-EPC HAZOP Action Item Closure, dated September 27, 2016, (iv) the Change Order CO-00015 Study for Enclosed Ground Flare and Process Flare, dated September 27, 2016, (v) the Change Order CO-00016 Upgrades to Gas Turbine Generators, dated October 19, 2016, and (vi) the Change Order CO-00017 Site Drainage Design Change: Temporary Drainage Implementation, dated December 1, 2016 (Incorporated by reference to Exhibit 10.59 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-215882), filed on February 3, 2017)

Exhibit No.	Description
10.39
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between SPL and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00018 Stage 3 Process Flare Modification, dated March 10, 2017, (ii) the Change Order CO-00019 Site Drainage Design Change: Permanent Drainage Implementation, dated March 10, 2017 and (iii) the Change Order CO-00020 Soils Provisional Sum Partial True-up RECON 2, dated March 13, 2017 (Incorporated by reference to Exhibit 10.64 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-218646), filed on June 9, 2017)

10.40
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between SPL and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00021 Soils Preparation Provisional Sum Partial True-Up RECON 3, dated August 24, 2017 (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-36234), filed on November 9, 2017)

10.41*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between SPL and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00022 OSHA Handrail and Guardrail Modifications, dated October 24, 2017, (ii) the Change Order CO-00023 Operating Spare Part Provisional Sum Closeout, dated October 31, 2017 and (iii) the Change Order CO-00024, dated November 28, 2017

10.42
LNG Sale and Purchase Agreement (FOB), dated November 21, 2011, between SPL (Seller) and Gas Natural Aprovisionamientos SDG S.A. (subsequently assigned to Gas Natural Fenosa LNG GOM, Limited) (Buyer) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on November 21, 2011)

10.43
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated April 3, 2013, between SPL (Seller) and Gas Natural Aprovisionamientos SDG S.A. (subsequently assigned to Gas Natural Fenosa LNG GOM, Limited) (Buyer) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on May 3, 2013)

10.44
Amendment of LNG Sale and Purchase Agreement (FOB), dated January 12, 2017, between SPL (Seller) and Gas Natural Fenosa LNG GOM, Limited (assignee of Gas Natural Aprovisionamientos SDG S.A.) (Buyer) (Incorporated by reference to Exhibit 10.3 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-215882), filed on February 3, 2017)

10.45
LNG Sale and Purchase Agreement (FOB), dated December 11, 2011, between SPL (Seller) and GAIL (India) Limited (Buyer) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on December 12, 2011)

10.46
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated February 18, 2013, between SPL (Seller) and GAIL (India) Limited (Buyer) (Incorporated by reference to Exhibit 10.18 to Cheniere Partners’ Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 22, 2013)

10.47
Amended and Restated LNG Sale and Purchase Agreement (FOB), dated January 25, 2012, between SPL (Seller) and BG Gulf Coast LNG, LLC (Buyer) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on January 26, 2012)

10.48
Letter agreement, dated May 12, 2016, amending the Amended and Restated LNG Sale and Purchase Agreement (FOB) between SPL and BG Gulf Coast LNG, LLC dated January 25, 2012 (Incorporated by reference to Exhibit 10.7 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-215882), filed on February 3, 2017)

10.49
LNG Sale and Purchase Agreement (FOB), dated January 30, 2012, between SPL (Seller) and Korea Gas Corporation (Buyer) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on January 30, 2012)

10.50
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated February 18, 2013, between SPL (Seller) and Korea Gas Corporation (Buyer) (Incorporated by reference to Exhibit 10.19 to Cheniere Partners’ Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 22, 2013)

10.51
Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between SPL (Seller) and Cheniere Marketing, LLC (Buyer) (Incorporated by reference to Exhibit 10.1 to SPL’s Current Report on Form 8-K (SEC File No. 333-192373), filed on August 11, 2014)

10.52
Letter agreement, dated December 8, 2016, amending the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between SPL and Cheniere Marketing International LLP (as assignee of Cheniere Marketing, LLC) (Incorporated by reference to Exhibit 10.14 to SPL’s Annual Report on Form 10-K (SEC File No. 333-192373), filed on February 24, 2017)

10.53
Management Services Agreement, dated May 14, 2012, by and between Cheniere Terminals and SPL (Incorporated by reference to Exhibit 10.6 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on May 15, 2012)

Exhibit No.	Description
10.54
Amendment to Management Services Agreement, dated September 28, 2015, between Cheniere Terminals and SPL (Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to SPL’s Quarterly Report on Form 10-Q/A (SEC File No. 333-192373), filed on November 9, 2015)

10.55
Amended and Restated Management Services Agreement, dated as of August 9, 2012, by and between Cheniere Terminals and SPLNG (Incorporated by reference to Exhibit 10.6 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.56
Management Services Agreement, dated May 27, 2013, by and between Cheniere Terminals and CTPL (Incorporated by reference to Exhibit 10.2 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on August 2, 2013)

10.57
Operation and Maintenance Agreement (Sabine Pass Liquefaction Facilities), dated May 14, 2012, by and between Cheniere LNG O&M Services, LLC, Cheniere Partners GP and SPL (Incorporated by reference to Exhibit 10.5 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on May 15, 2012)

10.58
Assignment and Assumption Agreement (Sabine Pass Liquefaction O&M Agreement), dated as of November 20, 2013, by and between Cheniere Partners GP and Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.76 to Amendment No. 4 to the Company’s Registration Statement on Form S-1/A (SEC File No. 333-191298), filed on December 2, 2013)

10.59
Amendment to Operation and Maintenance Agreement (Sabine Pass Liquefaction Facilities), dated September 28, 2015, by and among Cheniere LNG O&M Services, LLC, Cheniere Energy Investments, LLC and SPL (Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to SPL’s Quarterly Report on Form 10-Q/A (SEC File No. 333-192373), filed on November 9, 2015)

10.60
Amended and Restated Operation and Maintenance Agreement (Sabine Pass LNG Facilities), dated as of August 9, 2012, by and among Cheniere Partners GP, Cheniere LNG O&M Services, LLC, and SPLNG (Incorporated by reference to Exhibit 10.5 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.61
Assignment and Assumption Agreement (Sabine Pass LNG O&M Agreement), dated as of November 20, 2013, by and between Cheniere Partners GP and Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.75 to Amendment No. 4 to the Company’s Registration Statement on Form S-1/A (SEC File No. 333-191298), filed on December 2, 2013)

10.62
Amended and Restated Management and Administrative Services Agreement, dated as of August 9, 2012, by and between Cheniere Terminals, Cheniere Partners and Cheniere (Incorporated by reference to Exhibit 10.4 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.63
Amended and Restated Operation and Maintenance Services Agreement (Cheniere Creole Trail Pipeline), dated May 27, 2013, by and between CTPL and Cheniere Partners GP (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on August 2, 2013)

10.64
Assignment and Assumption Agreement (Creole Trail O&M Agreement), dated as of November 20, 2013, between Cheniere Partners GP and Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.74 to Amendment No. 4 to the Company’s Registration Statement on Form S-1/A (SEC File No. 333-191298), filed on December 2, 2013)

10.65
Services Agreement by and between the Company and Cheniere Terminals (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-36234), filed on December 18, 2013)

10.66
Cooperative Endeavor Agreement & Payment in Lieu of Tax Agreement with eleven Cameron Parish taxing authorities, dated October 23, 2007, by and between Cheniere Marketing, Inc. and SPLNG (Incorporated by reference to Exhibit 10.7 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2007)

10.67
Amended and Restated Services and Secondment Agreement, dated as of August 9, 2012, between Cheniere LNG O&M Services, LLC and Cheniere Partners GP (Incorporated by reference to Exhibit 10.3 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.68
Assignment and Assumption Agreement (Services and Secondment Agreement), dated as of November 20, 2013, by and between Cheniere Partners GP and Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.73 to Amendment No. 4 to the Company’s Registration Statement on Form S-1/A (SEC File No. 333-191298), filed on December 2, 2013)

10.69
Investors’ and Registration Rights Agreement, dated as of July 31, 2012, by and among Cheniere, Cheniere Partners GP, Cheniere Partners, Cheniere Class B Units Holdings, LLC, Blackstone CQP Holdco LP and the other investors party thereto from time to time (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on August 6, 2012)

10.70
Certificate of Limited Partnership of Cheniere Partners (Incorporated by reference to Exhibit 3.1 to Cheniere Partners’ Registration Statement on Form S-1 (SEC File No. 333-139572), filed on December 21, 2006)

Exhibit No.	Description
10.71
Fourth Amended and Restated Agreement of Limited Partnership of Cheniere Partners, dated as of February 14, 2017 (Incorporated by reference to Exhibit 3.1 to Cheniere Partners’ Current Report on Form 8-K (File No. 001-33366) filed on February 21, 2017)

10.72
Certificate of Formation of Cheniere Partners GP (Incorporated by reference to Exhibit 3.3 to Cheniere Partners’ Registration Statement on Form S-1 (SEC File No. 333-139572), filed on December 21, 2006)

10.73
Third Amended and Restated Limited Liability Company Agreement of Cheniere Partners GP, dated as of August 9, 2012 (Incorporated by reference to Exhibit 3.2 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on August 9, 2012)

10.74
Amended and Restated Limited Liability Company Agreement of Cheniere GP Holding Company, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (SEC File No. 001-36234), filed on December 18, 2013)

10.75
Share Redemption Agreement, dated November 13, 2014, between the Company and Cheniere (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-36234), filed on November 19, 2014)

10.76
Tax Sharing Agreement by and between Cheniere and its Affiliated Companies and the Company and its Affiliated Companies (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-36234), filed on December 18, 2013)

21.1*	Subsidiaries of the Company
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Cheniere Partners Annual Report on Form 10-K for the fiscal year ended December 31, 2017
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

By:	/s/ Jack A. Fusco
Jack A. Fusco
President and Chief Executive Officer (Principal Executive Officer)
Date:	February 20, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack A. Fusco	President and Chief Executive Officer and	February 20, 2018
Jack A. Fusco	Chairman of the Board
(Principal Executive Officer)

/s/ Michael J. Wortley	Executive Vice President and Chief Financial Officer and Director	February 20, 2018
Michael J. Wortley
(Principal Financial Officer)

/s/ Leonard Travis	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 20, 2018
Leonard Travis

/s/ Anatol Feygin	Director	February 20, 2018
Anatol Feygin

/s/ Doug Shanda	Director	February 20, 2018
Doug Shanda

/s/ Jim D. Deidiker	Director	February 20, 2018
Jim D. Deidiker

/s/ Jonathan S. Gross	Director	February 20, 2018
Jonathan S. Gross

/s/ Zurab S. Kobiashvili	Director	February 20, 2018
Zurab S. Kobiashvili