Form 10-Q
period 2018-06-30
Cheniere Energy Partners LP Holdings, LLC
filed 2018-08-09
CIK 1582966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2018
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of August 3, 2018, the registrant had 231,700,000 common shares outstanding.

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

Abbreviated Legal Entity Structure
The following diagram depicts our abbreviated legal entity structure as of June 30, 2018, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:
Unless the context requires otherwise, references to “Cheniere Holdings,” the “Company,” “we,” “us” and “our” are intended to refer to Cheniere Energy Partners LP Holdings, LLC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2018	2017
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$329	$659
Prepaid and other current assets	326	55
Total current assets	655	714

Deferred tax asset, net	224	—
Total assets	$879	$714

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$360	$76

Shareholders’ equity
Common shares: unlimited shares authorized, 231.7 million shares issued and outstanding at June 30, 2018 and December 31, 2017	664,931	664,931
Director voting share: 1 share authorized, issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Additional paid-in-capital	(271,757)	(271,757)
Accumulated deficit	(392,655)	(392,536)
Total shareholders’ equity	519	638
Total liabilities and shareholders’ equity	$879	$714

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Equity income from investment in Cheniere Partners	$131,930	$5,085	$251,866	$10,169

Expenses
General and administrative expense	2,760	345	3,109	691
General and administrative expense—affiliate	269	263	538	527
Total expenses	3,029	608	3,647	1,218

Income before income taxes	128,901	4,477	248,219	8,951
Income tax provision	(3,907)	—	(419)	—

Net income	$124,994	$4,477	$247,800	$8,951

Net income per common share—basic and diluted	$0.54	$0.02	$1.07	$0.04

Weighted average number of common shares outstanding—basic and diluted	231,700	231,700	231,700	231,700

Cash dividends declared per common share	$0.560	$0.020	$1.070	$0.040

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2017	231,700	$664,931	$(271,757)	$(392,536)	$638
Dividends to shareholders	—	—	—	(247,919)	(247,919)
Net income	—	—	—	247,800	247,800
Balance at June 30, 2018	231,700	$664,931	$(271,757)	$(392,655)	$519

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$247,800	$8,951
Adjustments to reconcile net income to net cash used in operating activities:
Income from equity investment	(251,866)	(10,169)
Deferred income taxes	(224)	—
Changes in operating assets and liabilities:
Receivables	—	153
Accounts payable and accrued liabilities	284	7
Accrued liabilities—affiliate	—	528
Other, net	(271)	(137)
Net cash used in operating activities	(4,277)	(667)

Cash flows from investing activities
Distributions from equity investment	251,866	10,169

Cash flows from financing activities
Dividends paid to shareholders	(247,919)	(9,268)

Net increase (decrease) in cash and cash equivalents	(330)	234
Cash and cash equivalents—beginning of period	659	219
Cash and cash equivalents—end of period	$329	$453

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF BUSINESS

We are a limited liability company formed by Cheniere (NYSE American: LNG) to hold its limited partner interests in Cheniere Partners, a publicly traded limited partnership (NYSE American: CQP). Our only business consists of owning and holding Cheniere Partners’ limited partner common units and subordinated units (collectively, the “Cheniere Partners units”), along with cash or other property that we receive as distributions in respect of such units, and, accordingly, our consolidated operating results and financial condition are dependent on the performance of Cheniere Partners. We expect to have no significant assets or operations other than those related to our interest in Cheniere Partners. As of June 30, 2018, we owned a 48.6% limited partner interest in Cheniere Partners.

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

Results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2018.

Accounting for Investment in Cheniere Partners

We have determined that Cheniere Partners is a variable interest entity. As of both June 30, 2018 and December 31, 2017, we owned a 48.6% limited partner interest in Cheniere Partners. In addition to the Cheniere Partners units, we own a non-economic voting interest in GP Holdco, which holds a 100% indirect interest in Cheniere Partners GP. This non-economic voting interest in GP Holdco allows us to control the appointment of four of the eleven members to the board of directors of Cheniere Partners GP to oversee the operations of Cheniere Partners. Cheniere owns the sole share entitled to vote in the election of our directors (the “Director Voting Share”). If Cheniere relinquishes the Director Voting Share, which it may do in its sole discretion, or ceases to own greater than 25% of our outstanding shares, our non-economic voting interest in GP Holdco would be extinguished and we would cease to control GP Holdco. Cheniere may, at any time and without our consent, relinquish the Director Voting Share, which would cause our non-economic voting interest in GP Holdco to be extinguished. Because Cheniere may relinquish the Director Voting Share at any time and we have no variable interest in GP Holdco, we have determined that we cannot consolidate Cheniere Partners and must account for our investment in the Cheniere Partners units that we own using the equity method of accounting.

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

As a result of our historical negative investment in Cheniere Partners and because we are not obligated to fund losses, we had a zero investment balance in Cheniere Partners as of both June 30, 2018 and December 31, 2017 and had suspended the use of the equity method for additional losses. Equity method losses that we incur increase the suspended loss amount and equity method income decrease the suspended loss amount. Distributions we receive from Cheniere Partners increase the suspended loss amount. Only upon recovery of all suspended losses through future earnings will equity income or loss be reported on our Consolidated Statements of Income and future distributions and our allocated share of income or losses impact the carrying amount of our investment in Cheniere Partners.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

After giving effect to our equity ownership in Cheniere Partners as though we had acquired the Cheniere Partners units as a result of a merger of entities under common control, along with activity impacting the basis of our investment in Cheniere Partners, we had suspended losses of approximately $734 million and $785 million as of June 30, 2018 and December 31, 2017, respectively. The difference between our reported zero investment in Cheniere Partners as of both June 30, 2018 and December 31, 2017 and our ownership in Cheniere Partners’ reported net assets was due primarily to suspended losses and equity gains from Cheniere Partners’ sales of common units that were not recognized by us. Included in this balance is a remaining basis difference of approximately $218 million as of June 30, 2018 associated with Class B unit conversion which is being accreted into the suspended loss account over a remaining period of approximately 31.1 years corresponding to the remaining estimated useful lives of the underlying net assets of Cheniere Partners to which the basis difference has been assigned.

Due to our zero investment balance in, and suspended losses of, Cheniere Partners as of both June 30, 2018 and December 31, 2017, we have historically and will continue to recognize distributions that we receive as a gain on our Consolidated Statements of Income until recovery of all suspended losses.

NOTE 3—CAPITALIZATION

Our authorized capital structure consists of common shares and the Director Voting Share. None of our owners shall be liable for our debts, liabilities or obligations beyond such owner’s capital contribution. At June 30, 2018, our issued capitalization consisted of 231.7 million common shares, of which 213.0 million common shares were owned by Cheniere and its affiliates and 18.7 million common shares were owned by the public, and one Director Voting Share owned by Cheniere. We are authorized to issue an unlimited number of common shares. Additional classes or series of securities may be created with the approval of our Board of Directors, provided that any such additional class or series must be approved by a vote of holders of a majority of our outstanding shares.

NOTE 4—INVESTMENT IN CHENIERE PARTNERS

Our business consists of owning the following Cheniere Partners units, along with cash or other property that we receive as distributions in respect of such units:

Common Units

As of June 30, 2018, we owned 104.5 million common units. The common units are entitled to quarterly cash distributions from Cheniere Partners. To the extent that Cheniere Partners is unable to pay the initial quarterly distribution in the future, arrearages in the amount of the initial quarterly distribution (or the difference between the initial quarterly distribution and the amount of the distribution actually paid to common unitholders) may accrue with respect to the common units.

Subordinated Units

As of June 30, 2018, we owned 135.4 million subordinated units. The subordinated units will convert on a one-for-one basis into common units at the expiration of the subordination period as described in the Fourth Amended and Restated Agreement of Limited Partnership of Cheniere Partners, dated as of February 14, 2017. The subordinated units were not entitled to receive distributions until all common units had received at least the initial quarterly distribution, including any arrearages that were accrued. Cheniere Partners did not make any cash distributions on its subordinated units with respect to the quarter ended June 30, 2010 through the quarter ended June 30, 2017, but resumed and has continued to make cash distributions for all quarters since distributions with respect to the quarter ended September 30, 2017.

NOTE 5—SUMMARIZED FINANCIAL INFORMATION FOR CHENIERE PARTNERS

Our consolidated operating results and financial condition are dependent on the performance and cash distributions of Cheniere Partners. The following tables are summarized Consolidated Statements of Income and Consolidated Balance Sheets information for Cheniere Partners. Additional information on Cheniere Partners’ operating results and financial position are contained in its quarterly report on Form 10-Q for the quarter ended June 30, 2018, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Summarized Cheniere Partners Consolidated Statements of Income Information
(in millions)
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues (including transactions with affiliates)	$1,407	$992	$3,000	$1,883
Operating costs and expenses (including transactions with affiliates)	(952)	(792)	(2,037)	(1,464)
Other expense	(174)	(154)	(347)	(326)
Net income	$281	$46	$616	$93

Summarized Cheniere Partners Consolidated Balance Sheets Information
(in millions)
	June 30,	December 31,
	2018	2017
	(unaudited)
Current assets	$2,062	$2,139
Non-current assets	15,480	15,414
Total assets	$17,542	$17,553

Current liabilities	$730	$829
Non-current liabilities	16,084	16,085
Partners’ equity	728	639
Total liabilities and partners’ equity	$17,542	$17,553

NOTE 6—RELATED PARTY TRANSACTIONS

Services Agreement

We, Cheniere and Cheniere Terminals, a wholly owned subsidiary of Cheniere, entered into a services agreement (the “Services Agreement”) pursuant to which we pay Cheniere a fixed fee of $1.0 million per year (payable quarterly in installments of $250,000 per quarter, in arrears), subject to adjustment for inflation, for certain general and administrative services, including the services of our officers who are also officers of Cheniere. In addition, we pay directly for, or reimburse Cheniere for, certain third-party general and administrative expenses. Cheniere also provides us with cash management services, including treasury services with respect to the payment of dividends and allocation of reserves for taxes. Under the Services Agreement, we recorded general and administrative expense—affiliate of $0.3 million during each of the three months ended June 30, 2018 and 2017 and $0.5 million during each of the six months ended June 30, 2018 and 2017.

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

We recorded an income tax provision of $3.9 million during the three months ended June 30, 2018. During the six months ended June 30, 2018, we recorded an income tax provision of $6.7 million, offset by a $6.3 million income tax benefit attributable to the retroactive reinstatement of the investment tax credit during the first quarter of 2018.

At December 31, 2017, we were in an overall net deferred tax asset position for federal and state income tax purposes prior to the application of the valuation allowance. Based on the income realized during the six months ended June 30, 2018, and our projected income for the remainder of 2018, we expect to transition from a net deferred tax asset position to a net deferred tax liability position over the course of 2018 for federal income tax purposes. We expect to remain in an overall net deferred tax asset position for state income tax purposes prior to the application of the valuation allowance. The effective tax rates during the three and six months ended June 30, 2018 and 2017 were lower than the 21% and 35% federal statutory rates during the 2018 and 2017 interim periods, respectively, primarily as a result of maintaining a valuation allowance against our federal and state net deferred tax assets. We are not presently a taxpayer for federal income tax purposes as a result of our ability to utilize prior year NOL carryforwards.

NOTE 8—DISTRIBUTIONS RECEIVED AND DIVIDENDS PAID

The following provides a summary of distributions received from Cheniere Partners during the three and six months ended June 30, 2018 and 2017:

Date Paid	Period Covered by Distribution	Distribution Per Common Unit	Distribution Per Subordinated Unit	Total Distribution Received (in thousands)
May 15, 2018	January 1 - March 31, 2018	$0.550	$0.550	$131,930
February 14, 2018	October 1 - December 31, 2017	0.500	0.500	119,936

May 15, 2017	January 1 - March 31, 2017	0.425	—	5,084
February 13, 2017	October 1 - December 31, 2016	0.425	—	5,084

On July 27, 2018, Cheniere Partners declared a $0.56 distribution per common unit and subordinated unit for the period from April 1, 2018 to June 30, 2018. The distribution attributable to our interest in Cheniere Partners, totaling $134.3 million, is to be paid to us on August 14, 2018. We have used the distributions from Cheniere Partners to establish cash reserves to pay general and administrative expenses (including affiliate) and to pay dividends.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following provides a summary of dividends paid by us during the three and six months ended June 30, 2018 and 2017:

Date Paid	Period Covered by Dividend	Dividend Per Share	Total Dividend Paid (in thousands)
May 30, 2018	January 1 - March 31, 2018	$0.560	$129,752
March 1, 2018	October 1 - December 31, 2017	0.510	118,167

May 30, 2017	January 1 - March 31, 2017	0.020	4,634
February 28, 2017	October 1 - December 31, 2016	0.020	4,634

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Regarding Forward-Looking Statements
This quarterly report contains certain statements that are, or may be deemed to be, “forward-looking statements.” All statements, other than statements of historical or present facts or conditions, included herein or incorporated herein by reference are “forward-looking statements.” Because substantially all of our assets consist of our interest in the limited partner interests of Cheniere Partners, many of these statements primarily relate to Cheniere Partners’ business. Included among “forward-looking statements” are, among other things:

•
statements regarding our ability to consummate the transaction with Cheniere pursuant to which Cheniere will acquire all of our publicly held shares not already owned by Cheniere in a stock-for-stock transaction;

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
Our business consists of owning the following Cheniere Partners units, along with cash or other property that we receive as distributions in respect of such units:

Common Units

As of June 30, 2018, we owned 104.5 million common units. The common units are entitled to quarterly cash distributions from Cheniere Partners. To the extent that Cheniere Partners is unable to pay the initial quarterly distribution in the future, arrearages in the amount of the initial quarterly distribution (or the difference between the initial quarterly distribution and the amount of the distribution actually paid to common unitholders) may accrue with respect to the common units.

Subordinated Units

As of June 30, 2018, we owned 135.4 million subordinated units. The subordinated units were not entitled to receive distributions until all common units had received at least the initial quarterly distribution, including any arrearages that may have accrued. Cheniere Partners did not make any cash distributions on its subordinated units with respect to the quarter ended June 30, 2010 through the quarter ended June 30, 2017, but resumed and has continued to make cash distributions for all quarters since distributions with respect to the quarter ended September 30, 2017. The subordinated units will convert on a one-for-one basis into common units at the expiration of the subordination period as described in the Fourth Amended and Restated Agreement of Limited Partnership of Cheniere Partners, dated as of February 14, 2017.

Overview of Significant Events

Significant events since January 1, 2018 and through the filing date of this Form 10-Q include the following:

In June 2018, we reached a definitive agreement (the “Merger Agreement”) with Cheniere under which Cheniere will acquire all of our publicly-held shares not already owned by Cheniere in a stock for share transaction (the “Merger”) pursuant to which our shareholders will receive a fixed exchange ratio of 0.4750 Cheniere shares for each of our outstanding publicly-held shares.

Our Relationship with Cheniere Partners

As of June 30, 2018, we owned approximately 48.6% of the outstanding Cheniere Partners units. As a result of our non-economic voting interest in GP Holdco, which holds a 100% interest in Cheniere Partners GP, we control GP Holdco and indirectly control the appointment of four of the eleven members of the board of directors of Cheniere Partners GP to oversee the operations of Cheniere Partners. Cheniere owns the sole share entitled to vote in the election of our directors (the “Director Voting Share”). If Cheniere relinquishes the Director Voting Share, which it may do in its sole discretion, or ceases to own greater than 25% of our outstanding shares, our non-economic voting interest in GP Holdco would be extinguished and we would cease to control GP Holdco. Because our only assets are limited partner interests in Cheniere Partners and we are therefore dependent on the operating results and financial condition of Cheniere Partners, we believe that the discussion and analysis of Cheniere Partners’ financial condition and operating results is important to our shareholders. Therefore, Cheniere Partners’ quarterly report on Form 10-Q for the quarter ended June 30, 2018 has been included in this filing as Exhibit 99.1 and incorporated herein by reference (the “Cheniere Partners Quarterly Report”).

Liquidity and Capital Resources

As of June 30, 2018, we had cash and cash equivalents of $0.3 million. Our capital structure consists only of common shares, of which 213.0 million shares are owned by Cheniere and 18.7 million shares are owned by the public, and one Director Voting Share which is held by Cheniere. Pursuant to the Merger Agreement, Cheniere will acquire all of our publicly-held shares not already owned by Cheniere in a stock for share transaction. The Merger is expected to close by the end of third quarter 2018, subject to customary closing conditions. Upon consummation of the Merger, we will merge with and into a wholly owned subsidiary of Cheniere.

Cheniere provides certain general and administrative services pursuant to the Services Agreement. We pay Cheniere a fixed fee of $1.0 million per year (payable quarterly in installments of $250,000 per quarter, in arrears), subject to adjustment for inflation, for certain general and administrative services, including the services of our directors and officers who are also directors and executive officers of Cheniere. In addition, we pay directly for, or reimburse Cheniere for, certain third-party general and administrative expenses. Cheniere also provides us with cash management services, including treasury services with respect to the payment of dividends and allocation of reserves for taxes. Under the Services Agreement, we recorded general and administrative expense—affiliate of $0.3 million during each of the three months ended June 30, 2018 and 2017 and $0.5 million during each of the six months ended June 30, 2018 and 2017.

We believe that the cash distributions we will receive on the Cheniere Partners units will be sufficient to fund our working capital requirements for the next twelve months. On July 27, 2018, Cheniere Partners declared a $0.56 distribution per common unit and subordinated unit to be paid on August 14, 2018 for the period from April 1, 2018 to June 30, 2018.

Dividends

Our LLC Agreement requires us to pay dividends on our common shares equal to the amount of cash that we receive as distributions in respect of the Cheniere Partners units that we own, less income taxes and reserves established by our Board. See Note 8—Distributions Received and Dividends Paid of our Notes to Consolidated Financial Statements for a summary of dividends paid by us.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash and cash equivalents for the six months ended June 30, 2018 and 2017 (in thousands). Additional discussion of these items follows the table.

	Six Months Ended June 30,
	2018	2017
Operating cash flows
Net cash used in operating activities	$(4,277)	$(667)

Investing cash flows
Net cash provided by investing activities	251,866	10,169

Financing cash flows
Net cash used in financing activities	(247,919)	(9,268)

Net increase (decrease) in cash and cash equivalents	(330)	234
Cash and cash equivalents—beginning of period	659	219
Cash and cash equivalents—end of period	$329	$453

Operating Cash Flows

Operating cash outflows during the six months ended June 30, 2018 and 2017 were $4.3 million and $0.7 million, respectively, primarily as a result of the increase in payments of general and administrative expenses (including affiliate) and state income tax.

Investing Cash Flows

Investing cash inflows during the six months ended June 30, 2018 and 2017 were $251.9 million and $10.2 million, respectively, as a result of distributions from Cheniere Partners. The increase in distributions received in 2018 compared to 2017 was due to the additional 92.5 million common units owned by us subsequent to the conversion of the Class B units on August 2, 2017 and the increase in distributions per unit received from Cheniere Partners, from the $0.425 per common unit distributions during the six months ended June 30, 2017 to the $0.50 per unit distribution in February and the $0.55 distribution in May for both common units and subordinated units during the six months ended June 30, 2018.

Financing Cash Flows

Financing cash outflows during the six months ended June 30, 2018 and 2017 were $247.9 million and $9.3 million, respectively, as a result of dividends paid to our common shareholders in accordance with our LLC Agreement as described above. The increase in dividends paid in 2018 compared to 2017 was due to increased distributions that we received on our Cheniere Partners units in 2018.

Results of Operations

Equity Income from Investment in Cheniere Partners

We use the equity method of accounting for our limited partner ownership interest in Cheniere Partners. The equity method of accounting requires that our investment in Cheniere Partners be shown in our Consolidated Balance Sheets as a single amount. Our initial investment in Cheniere Partners was recognized at cost, and this carrying amount is increased or decreased to recognize our share of income or loss of Cheniere Partners after the date of our initial investment in the Cheniere Partners units. As a result of our historical negative investment in Cheniere Partners and because we are not obligated to fund losses, we had a zero investment balance in Cheniere Partners recorded on the Consolidated Balance Sheets as of both June 30, 2018 and December 31, 2017 and had suspended the use of the equity method for any additional losses. The suspended loss account will be increased or decreased by our share of Cheniere Partners’ future losses or earnings, respectively.  We had suspended losses of approximately $734 million and $785 million as of June 30, 2018 and December 31, 2017, respectively. Due to our zero investment balance in, and suspended losses of, Cheniere Partners as of both June 30, 2018 and December 31, 2017, we have historically and will continue to recognize distributions that we receive as a gain on our Consolidated Statements of Income and a corresponding entry will be made to increase the suspended loss account. Once we have recovered all suspended losses through our share of Cheniere Partners’ future earnings, the equity income or loss from our share of Cheniere Partners’ future earnings will be reported on our Consolidated Statements of Income.  In addition, future distributions we receive from Cheniere Partners would then reduce the carrying amount of our investment in Cheniere Partners.  We recognized $131.9 million and $5.1 million for the three months ended June 30, 2018 and 2017, respectively, and $251.9 million and $10.2 million for the six months ended June 30, 2018 and 2017, respectively, of equity income from our investment in Cheniere Partners resulting from quarterly distributions that Cheniere Partners paid to us. The increase in distributions received in 2018 compared to 2017 was due to distributions paid on our subordinated units, the additional 92.5 million common units owned by us subsequent to the conversion of the Class B units on August 2, 2017 and the increase in distributions per unit received from Cheniere Partners, from the $0.425 per common unit distributions during the six months ended June 30, 2017 to the $0.50 per unit distribution in February and the $0.55 distribution in May for both common units and subordinated units during the six months ended June 30, 2018.

The following table summarizes Consolidated Statements of Income information for Cheniere Partners. Additional information on Cheniere Partners’ operating results and financial position are contained in the Cheniere Partners Quarterly Report.

Summarized Cheniere Partners Consolidated Statements of Income Information
(in millions)
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues (including transactions with affiliates)	$1,407	$992	$3,000	$1,883
Operating costs and expenses (including transactions with affiliates)	(952)	(792)	(2,037)	(1,464)
Other expense	(174)	(154)	(347)	(326)
Net income	$281	$46	$616	$93

General and Administrative Expenses (including affiliate)

Our general and administrative expenses (including affiliate) are associated with managing our business and affairs. We incurred total general and administrative expenses (including affiliate) of $3.0 million and $0.6 million for the three months ended June 30, 2018 and 2017, respectively, and $3.6 million and $1.2 million for the six months ended June 30, 2018 and 2017, respectively. General and administrative expenses (including affiliate) increased during each of the three and six months ended June 30, 2018 from the comparable periods in 2017 primarily as a result of $2.4 million in fees related to the Merger. General and administrative expense (including affiliate) also included $0.3 million for each of the three months ended June 30, 2018 and 2017 and $0.5 million for each of the six months ended June 30, 2018 and 2017 related to services provided by Cheniere under the Services Agreement necessary for the conduct of our business, such as accounting, legal, tax, information technology and other expenses.

Income Tax Provision

We recorded an income tax provision of $3.9 million during the three months ended June 30, 2018. During the six months ended June 30, 2018, we recorded an income tax provision of $6.7 million, offset by a $6.3 million income tax benefit attributable to the retroactive reinstatement of the investment tax credit during the first quarter of 2018.

At December 31, 2017, we were in an overall net deferred tax asset position for federal and state income tax purposes prior to the application of the valuation allowance. Based on the income realized during the six months ended June 30, 2018, and our projected income for the remainder of 2018, we expect to transition from a net deferred tax asset position to a net deferred tax liability position over the course of 2018 for federal income tax purposes. We expect to remain in an overall net deferred tax asset position for state income tax purposes prior to the application of the valuation allowance. The effective tax rates during the three and six months ended June 30, 2018 and 2017 were lower than the 21% and 35% federal statutory rates during the 2018 and 2017 interim periods, respectively, primarily as a result of maintaining a valuation allowance against our federal and state net deferred tax assets. We are not presently a taxpayer for federal income tax purposes as a result of our ability to utilize prior year net operating loss carryforwards.

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

For a discussion of these matters as they pertain to Cheniere Partners, please read Part II, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” in the Cheniere Partners Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, which is included in this filing as Exhibit 99.1 and incorporated herein by reference, as activities of Cheniere Partners have an impact on our consolidated operating results and financial position.

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

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of June 30, 2018, there were no pending legal matters that would reasonably be expected to have a material impact on our consolidated operating results, financial position or cash flows.

ITEM 1A.	RISK FACTORS

Other than with respect to the addition of the risk factors included below, there have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2017. The risks described in our annual report on Form 10-K for the year ended December 31, 2017 and in this quarterly report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

The following risk factors relate to the Merger. For more information on the Merger, please read Cheniere’s Registration Statement on Form S-4 filed with the SEC on July 18, 2018 and any subsequent amendments thereto, as well as any other related information on the Merger that Cheniere has filed with the SEC.

The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed.

The Merger Agreement is subject to a number of conditions that must be fulfilled in order to complete the Merger. Those conditions include, among others: approval of the Merger Agreement by our shareholders, the accuracy of representations and warranties under the Merger Agreement (subject to the materiality standards set forth in the Merger Agreement) and our and Cheniere’s performance of the respective obligations under the Merger Agreement in all material respects. These conditions to the closing of the Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may be delayed or may not be completed.

In addition, if the Merger is not completed by December 18, 2018, either we or Cheniere may choose not to proceed with the Merger, and the parties can mutually decide to terminate the Merger Agreement at any time. In addition, we and Cheniere may elect to terminate the Merger Agreement in certain other circumstances.

Failure to complete, or delay in completing, the Merger could negatively impact the market price of shares of Cheniere common stock and our common shares and financial results of Cheniere and our financial results.

The completion of the Merger is subject to certain customary closing conditions, including (i) the registration statement having become effective under the Securities Act of 1933, as amended, (the “Securities Act”), (ii) receipt of approval of the Merger Agreement by written consent of our shareholders holding our common shares constituting a majority of our outstanding common shares entitled to vote, (iii) the Cheniere common stock issuable in connection with the Merger having been approved for listing on the NYSE American, subject to official notice of issuance and (iv) the absence of any governmental order prohibiting the consummation of the Merger or the other transactions contemplated by the Merger Agreement. The obligation of each party to consummate the Merger is also conditioned upon the accuracy of the representations and warranties of the other party as of the date of the Merger Agreement and as of the closing (subject to customary materiality qualifiers).

There is no certainty that the various closing conditions will be satisfied and that the necessary approvals will be obtained. If these or other conditions are not satisfied or if there is a delay in the satisfaction of such conditions, then we and Cheniere may not be able to complete the Merger timely or at all, and such failure or delay may have other adverse consequences.

If the Merger is not completed or is delayed, we and Cheniere will be subject to a number of risks, including:

•	we will not realize the expected benefits of the combined company;

•
the market price of the shares of Cheniere common stock and our common shares may decline to the extent that their current market price reflects a market assumption that the Merger will be completed; and

•	some costs relating to the Merger, such as investment banking, legal and accounting fees, and financial printing and other related charges, must be paid even if the Merger is not completed.

We do not have the ability to enter into certain alternatives to the Merger that are not approved by Cheniere.

As of June 30, 2018, Cheniere owns approximately 91.9% of our outstanding common shares. Accordingly, certain alternative transactions to the Merger entered into by us would need to be approved by Cheniere. Because Cheniere controls the voting of approximately 91.9% of our common shares, Cheniere can effectively block us from entering into alternative transactions to the Merger that require the approval of our shareholders that Cheniere does not support, which could discourage third parties that may have an interest in acquiring all or a significant part of us from considering or proposing that acquisition.

ITEM 6.     EXHIBITS

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of June 18, 2018, by and among the Company, Cheniere and Columbia Acquisition Sub LLC (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383) filed on June 19, 2018)

10.1
Second Amendment and Consent, dated as of May 23, 2018, amending and modifying the Credit and Guaranty Agreement, dated as of February 25, 2016 by and among Cheniere Partners, MUFG Bank, Ltd., as Administrative Agent, the Lenders party thereto from time to time and each other Person party thereto from time to time (Incorporated by reference to Exhibit 10.2 to Cheniere Partners’ Registration Statement on Form S-4 (SEC File No. 333-225684) filed on June 15, 2018)

10.2
Third Omnibus Amendment, dated as of May 23, 2018 to (a) the Second Amended and Restated Common Terms Agreement, dated as of June 30, 2015, by and among SPL, Société Générale, as the Common Security Trustee and as the Intercreditor Agent, The Bank of Nova Scotia, and each other party thereto from time to time and (b) the Amended and Restated Senior Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement, dated as of September 4, 2015, by and among SPL, Société Générale as the Swing Line Lender and as the Common Security Trustee, The Bank of Nova Scotia as the Senior Issuing Bank and Senior Facility Agent and the other agents and lenders from time to time party thereto (Incorporated by reference to Exhibit 10.3 to Cheniere Partners’ Registration Statement on Form S-4 (SEC File No. 333-225684) filed on June 15, 2018)

10.3
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between SPL and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00029 Existing Jetty Structural Steel Analysis – Tanks 104 & 105, dated March 28, 2018, (ii) the Change Order CO-00030 Train 5 JT Valve PV-16002 Internals Modification, Eaton Switchgear Bus Repairs & Inspection Isometrics, dated April 18, 2018, (iii) the Change Order CO-00031 Blind and Spacer Set for Feed Gas Header, dated April 18, 2018, and (iv) the Change Order CO-00032 Additional GTG Testing, dated April 18, 2018 (Incorporated by reference to Exhibit 10.1 to CQP’s Registration Statement on S-4 (SEC File No. 333-225684), filed on June 15, 2018)

10.4*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between SPL and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00033 System Inspection Isometrics, dated May 24, 2018, (ii) the Change Order CO-00034 Site Evacuation, dated May 31, 2018, (iii) the Change Order CO-00035 Stage 3 - Existing & Stages 1 and 2 Liquefaction Facility Labor Provisional Sum True-Up, dated June 7, 2018, and (iv) the Change Order CO-00036 General Electric, Instrument and Valve Spares, dated June 7, 2018

10.11
Support Agreement, dated as of June 18, 2018, by and between Cheniere and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383) filed on June 19, 2018)

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Cheniere Partners Quarterly Report on Form 10-Q for the quarter ended June 30, 2018
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY PARTNERS LP HOLDINGS, LLC

Date:	August 8, 2018	By:	/s/ Michael J. Wortley
Michael J. Wortley
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	August 8, 2018	By:	/s/ Leonard E. Travis
Leonard E. Travis
Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)